Form 10-Q
period 1995-03-31
DATAMARINE INTERNATIONAL INC
filed 1995-05-12
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

       For the Quarter End April 1, 1995 Commission File Number 0-8936





                       DATAMARINE INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)


           Massachusetts                            04-2454559
      (State of incorporation)        (I.R.S. Employer Identification Number)

              53 Portside Drive, Pocasset, Massachusetts 02559
                  (Address of principal executive offices)

                               (508) 563-7151
                       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.

                                X Yes   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at April 1, 1995

Common Stock, $0.01 Par Value   1,251,592


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three Months Ended       Six Months Ended
                                      April 1,     April 2,    April 1,     April, 2
                                      1995         1994        1995         1994

Net sales                             $3,553,266   $2,546,236  $7,197,186   $4,430,302

Cost of product sold                   2,027,565   1,631,964    4,139,985    2,954,970

Gross profit                           1,525,701     914,272    3,057,201    1,475,332

Operating expenses                     1,476,006   1,281,204    2,963,931    2,372,921
Restructuring charge                   1,187,885                1,187,885

Operating loss                        (1,138,190)   (366,932)  (1,094,615)    (897,589)

Other income (expense)                   (50,813)    (12,637)     (81,923)     (14,459)

Income (loss)  before income taxes    (1,189,003)   (379,569)  (1,176,538)    (912,048)

Provisions (credit) for income taxes  (1,200,553)          -   (1,200,553)           -

Net income (loss)                        $11,550   ($379,569)     $24,015    ($912,048)

Net Income (Loss) Per Share                $0.01      ($0.31)       $0.02       ($0.75)

Average Shares Outstanding             1,251,592   1,213,135    1,251,592    1,213,135


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                             April 1,     October 1,   April 2,
           ASSETS                            1995         1994         1994

Current assets:
  Cash                                       $  122,543   $  180,926   $   32,298
  Accounts receivable                         2,433,900    2,318,365    1,516,615
  Inventories                                 3,519,271    3,149,871    2,859,512
  Prepaid expenses and other current assets     582,632      654,672      495,407
  Deferred and refundable income taxes        1,200,553            -           -
    Total current assets                      7,858,899    6,303,834    4,903,832

Property,  plant and equipment                5,340,470    5,339,758    4,924,333
  Less accumulated depreciation               4,104,936    3,800,822    3,583,150
    Property, plant and equipment, net        1,235,534    1,538,936    1,341,183

Other assets                                     26,487       19,841       26,281

  LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable to banks                     $1,379,519   $  795,353   $  500,000
  Notes payable, other                                -            -       85,000
  Accounts payable                            1,108,616    1,174,830      876,570
  Accrued expenses                            1,709,032    1,121,316      778,438
  Current maturities of long-term debt          126,936      150,878      101,252
    Total current liabilities                 4,324,103    3,242,377    2,341,260

Long-term debt, less current maturities         292,041      288,941      168,196

Stockholders' equity:
  Common stock - $.01 par value -
   Authorized 3,000,000 shares;
   1,251,592 shares issued and outstanding       12,516       12,199       12,131
  Capital in excess of par value              2,679,902    2,550,615    2,519,944
  Unearned compensation                         (35,400)     (55,264)     (77,878)
  Retained earnings                           1,847,758    1,823,743    1,307,643
    Total stockholders' equity                4,504,776    4,331,293    3,761,840
                                             $9,120,920   $7,862,611   $6,271,296


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                               April 1,   April 2,
                                                               1995       1994

OPERATING ACTIVITIES
  Net income (loss)                                            $ 24,015   ($912,048)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                               552,801     231,310
    Provision for losses on accounts receivable                  39,642      14,994
    Amortization of unearned compensation                        19,864      22,614
    Changes in operating assets and liabilities:
      Accounts receivable                                      (155,177)   (710,614)
      Inventories and prepaid expenses                         (297,360)    162,840
      Accounts payable and accrued expenses                     521,502     593,525
      Federal and state income taxes                         (1,200,553)          -
  Net cash (used in) operating activities                      (495,266)   (597,379)

INVESTING ACTIVITIES
    Purchases of property , plant and equipment                (249,399)    (48,879)
    Proceeds from sales of fixed assets                                      89,000
    (Increase) Decrease in other assets                          (6,646)       (795)
  Net cash provided by (used in) investing activities          (256,045)     39,326

FINANCING ACTIVITIES
    Proceeds from sale of common stock                          129,604      27,268
    Proceeds from bank borrowings                               630,000     100,000
    Proceeds from other borrowings                                          130,000
    Principle payments on revolving line
     of credit and long-term debt                               (66,676)    (49,889)
  Net cash provided by financing activities                     692,928     207,379

  Increase (decrease) in cash and equivalents during period     (58,383)   (350,674)
  Cash and equivalents at beginning of year                     180,926     382,972

  Cash and equivalents at end of period                        $122,543    $ 32,298



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation The accompanying unaudited , consolidated, condensed financial statements have been prepared in accordance with instructions to FORM 10-Q and , therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with Generally Accepted Accounting Principles. In the opinion of management, they fairly represent the operating results of the Company for the periods presented. All accruals necessary for a fair presentation of the operating results of the period have been included. Accounting policies used in FY95 are consistent with those used in FY94. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on FORM 10-K for the year ended October 1, 1994. The results shown are not necessarily indicative of the results that may be expected in succeeding quarters.

Note B - Inventory Components Inventories consisted of the following at:

                April 1,    October 1,  April 2,
                1995        1994        1994

Finished goods  $1,336,244  $  777,371  $  724,603
Raw material     2,183,027   2,372,500   2,134,909
                $3,519,271  $3,149,871  $2,859,512


Note C - Restructuring Charge During the Quarter Ended April 1, 1995, the Company established a special charge of $1,187,885, or $.63 per share, in connection with a restructuring program designed to improve productivity and permanently reduce its costs. The Company decided to move the production of its Datamarine Marine Instrument Product Line to its facility in Mountlake Terrace, Washington to reduce redundant overhead costs. Costs associated with the restructuring of this product line included the write down of leasehold improvements, product tooling and equipment to net realizable values, the phase-out of certain products, employee severance, estimated cost of the move and estimated costs to settle the lease of the Massachusetts facility. Of the total amount, approximately $378,288 represents cash spending. The program is expected to result in the permanent reduction of 10 salaried employees. The components of the special charge are as follows:

                                                                 1995        1995      Balance at
                                                                 Provision   Activity  April 1, 1995

Severance and relocation costs from consolidation of facilities  $  197,748  $ 11,434  $186,314
Curtailment of a product line and a facility lease                  990,137   809,597   180,540
                                                                 $1,187,885  $821,031  $366,854

Note C - Income Taxes Management has determined, based on the restructuring of its unprofitable operation and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully its deferred tax assets. The reconciliation of taxes on income at the federal statutory rate to the actual benefit for income taxes is presented below:

                               1995          1994

Tax at statutory rate          $  (400,553)  $(310,000)
Change in valuation allowance     (800,000)    310,000
                               $(1,200,553)  $       -



                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                         QUARTER ENDED APRIL 1, 1995

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended April 1, 1995 and the comparable quarter in the prior fiscal year.


      Sales                                       Gross Profit
April 1,    April 2,                           April 1,    April 2,
1995        1994                               1995        1994

$1,289,042  $  694,882  Narrowband             $  555,996  $370,227
 1,480,506     982,349  Marine Communications     757,600   284,225
   783,718     869,005  Marine Instruments        212,105   259,820
$3,553,266  $2,546,236    Total                $1,525,701  $914,272


Sales order backlogs were as follows: Narrowband $12,450,000; Marine Communications $ 66,000 and; Marine Instruments $315,000. Narrowband backlogs are volatile, based upon the customers ability to obtain F.C.C. approval for site locations.


Income and Expenses Items                                Percentage
As a percentage of Net Sales                          Increase (Decrease)

                                                          1994  1993
April 1,  April 2,                                        to    to
1995      1994                                            1995  1994

100%      100%      Net sales                             40%   25%
 57        64       Cost of products sold                 24    24
 43        36       Gross profit                          67    26
 42        50       Operating expenses                    15     3
 33         -       Restructuring charge                  n.m.   -
(32)      (14)      Operating income (loss)               n.m.   n.m.
 (2)       (1)      Other income (expenses)               n.m.   n.m.
(34)      (15)      Income (loss) before income taxes     n.m.   n.m.
(34)                Provisions (credit) for income taxes  n.m.   n.m.
  0%      (15)%     Net income (loss)                     n.m.   n.m.


Net sales increased by $1,007,030, or 40% compared to the same quarter in the prior fiscal year. In July 1993 the Company introduced a line of narrowband radios for use in the new land mobile service in the new 220-222 MHz. land mobile radio service. Net sales of the Company's new narrowband products increased by $594,160, or 86% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine radio\telephone systems increased by $498,157, or 73%. Net sales of the Company's recreational marine instrumentation systems decreased by $85,287, or -10%.

Gross profit was $1,525,701 (43% of net sales), as compared to $914,272 (36% of net sales) last year' second quarter, an increase of $611,429 or 67%. The gross profit on narrowband products was $555,996 (43% of such sales), as compared to $370,227(53% of such sales) in the prior year, an increase of $185,769 or 50%. The gross profit on marine radiotelephone systems was $757,600 (51% of such sales), as compared to $284,225 (29% of such sales) in the prior year, an increase of $473,375 or 166%. The gross profit on recreational marine instrumentation systems was $212,105 (27% of such sales), as compared to $259,820 (30% of such sales) in the prior year, a decrease of $47,715 or -18%. The overall increase in gross profit at a rate in excess of the rate of increase in sales was primarily due to sales growth in the new narrowband products and in marine communication products. In the future, narrowband sales will likely be comprised of a greater proportion of mobile radios and thus will likely achieve a lower overall margin than was achieved this quarter.

Operating expenses were $1,476,006 (42% of net sales), as compared to $1,281,204 (50% of net sales) last year, an increase of $194,802 or 15%, which trailed the sales increase of 40%.

In December 1994, the Company announced that it was combining its Marine Communications and its Marine Instruments product lines into a single business unit. In the future they will be offered to the marketplace with a unified sales and marketing effort. While strategically motivated, this change should also result in future operating efficiencies. In January 1995 as many new product development projects in the Marine Instrument product line were being successfully concluded, the engineering staff was reduced. During the Quarter ended April 1, 1995, an appropriate restructuring charge was made based upon a review of the realizable values of the assets associated with the planned move of the Marine Instrument product line and for the costs associated with employee severance and lease settlement.

During the Quarter ended April 1, 1995, SEA renegotiated its line of credit to $2,000,000 with the same interest rate and collateral requirements and maturity date of July 5, 1995. Additionally, SEA has entered into a separate line of credit for up to $1,000,000 to finance the equipment required to build the narrowband licenses that it manages.

On April 1, 1995, the Company's principal source of liquidity consisted of $122,000 in cash and equivalents and $620,000 in the unused portion of bank working capital credit lines.

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         QUARTER ENDED APRIL 1, 1995


                         PART II - OTHER INFORMATION

Items 1,2,3,4 and 5

There were no reportable events or matters under these captions during the quarter ended April 1, 1995.

Item 6

  (b) There were no reports on FORM 8-K filed during the quarter ended April 1, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      Datamarine International, Inc.
 				      (Registrant)


Date: May 12, 1995                    By: /s/GEOFFREY W. KREIGER
                                          Geoffrey W. Kreiger
                                          Vice President of Finance & Treasurer

                                          (As Duly Authorized Officer and as
                                          Principal Financial Officer)