Form 10-Q
period 1995-07-01
DATAMARINE INTERNATIONAL INC
filed 1995-08-15
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


       For the Quarter End JULY 1, 1995 Commission File Number 0-8936



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

                          [X]   Yes       No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at July 1, 1995

   Common Stock,  $0.01 Par Value                     1,273,909



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended            Nine Months Ended
                                                 ------------------------    ---------------------------
                                                   July 1,       July 2,       July 1,         July 2,
                                                    1995          1994          1995            1994
                                                 ----------    ----------    -----------     -----------

Net sales......................................  $3,754,201    $3,564,413    $10,951,387     $7,994,715

Cost of product sold...........................   2,442,050     2,044,405      6,582,035      4,999,375
                                                 ----------    ----------    -----------     ----------

Gross profit...................................   1,312,151     1,520,008      4,369,352      2,995,340

Operating expenses.............................   1,312,433     1,341,051      4,276,364      3,713,972
Restructuring charge...........................     (78,000)                   1,109,885
                                                 ----------    ----------    -----------     ----------

Operating income (loss)........................      77,718       178,957     (1,016,897)      (718,632)

Other income (expense).........................     (39,631)       31,201       (121,554)        16,742
                                                 ----------    ----------    -----------     ----------

Income (loss)  before income taxes.............      38,087       210,158     (1,138,451)      (701,890)

Provisions (credit) for income taxes...........      12,948             -     (1,187,605)             -
                                                 ----------    ----------    -----------     ----------

Net income (loss)..............................  $   25,139    $  210,158    $    49,154    ($  701,890)
                                                 ==========    ==========    ===========     ==========

Net Income (Loss) Per Share....................  $     0.02    $     0.17    $      0.04    ($     0.58)
                                                 ==========    ==========    ===========     ==========

Average Shares Outstanding.....................   1,273,909     1,216,829      1,273,909      1,216,829


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                   July 1,      October 1,     July 2,
ASSETS                                              1995          1994          1994
                                                 ----------    ----------    ----------

Current assets:

  Cash.........................................  $  198,838    $  180,926    $  211,604
  Accounts receivable..........................   2,422,381     2,318,365     1,628,124
  Inventories..................................   3,481,495     3,149,871     3,207,720
  Prepaid expenses and other current assets....     595,045       654,672       535,592
  Deferred and refundable income taxes.........   1,187,604             -             -
                                                 ----------    ----------    ----------
      Total current assets.....................   7,885,363     6,303,834     5,583,040

Property, plant and equipment..................   5,411,675     5,339,758     5,002,222
  Less accumulated depreciation................   4,205,402     3,800,822     3,692,269
                                                 ----------    ----------    ----------
  Property, plant and equipment, net...........   1,206,273     1,538,936     1,309,953

Other assets...................................      23,342        19,841        21,169
                                                 ----------    ----------    ----------

                                                 $9,114,978    $7,862,611    $6,914,162
                                                 ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable to banks......................   $1,492,019    $  795,353    $  470,000
  Notes payable, other........................            -             -       135,000
  Accounts payable............................      893,978     1,174,830     1,146,188
  Accrued expenses............................    1,621,588     1,121,316       878,088
  Current maturities of long-term debt........      154,125       150,878       101,059
                                                 ----------    ----------    ----------
      Total current liabilities...............    4,161,710     3,242,377     2,730,335


Long-term debt, less current maturities.......      263,985       288,941       182,805

Stockholders' equity:
  Common stock - $.01 par value -
    Authorized 3,000,000 shares;
     1,273,909 shares issued and outstanding..       12,739        12,199        12,168
    Capital in excess of par value............    2,829,387     2,550,615     2,537,624
    Unearned compensation.....................      (25,740)      (55,264)      (66,571)
    Retained earnings.........................    1,872,897     1,823,743     1,517,801
                                                 ----------    ----------    ----------
      Total stockholders' equity..............    4,689,283     4,331,293     4,001,022
                                                 ----------    ----------    ----------

                                                 $9,114,978    $7,862,611    $6,914,162
                                                 ==========    ==========    ==========


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended
                                                          -------------------------
                                                            July 1,         July 2,
                                                             1995            1994
                                                          ----------       --------

OPERATING ACTIVITIES
Net income (loss).......................................  $   49,154      ($701,890)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization.......................     653,267        384,365
    Provision for losses on accounts receivable.........       1,299         17,126
    Amortization of unearned compensation...............      29,524         33,921
    Gain on sale of assets..............................           0        (45,167)
    Changes in operating assets and liabilities:
      Accounts receivable...............................    (105,315)      (824,255)
      Inventories and prepaid expenses..................    (271,997)      (225,553)
      Accounts payable and accrued expenses.............     219,420        962,793
      Federal and state income taxes....................  (1,187,604)             -
                                                          ----------       --------
  Net cash (used in) operating activities...............    (612,252)      (398,660)

INVESTING ACTIVITIES
    Purchases of property, plant and equipment..........    (320,604)      (123,057)
    Proceeds from sales of fixed assets.................           0         90,500
    (Increase) decrease in other assets.................      (3,501)           337
                                                          ----------       --------
  Net cash (used in) investing activities...............    (324,105)       (32,220)

FINANCING ACTIVITIES
    Proceeds from sale of common stock..................     279,312         44,985
    Proceeds from bank borrowings.......................     885,000        100,000
    Proceeds from other borrowings......................           0        180,000
    Principal payments on revolving line of credit
     and long-term debt.................................    (210,043)       (65,473)
                                                          ----------       --------
  Net cash provided by financing activities.............     954,269        259,512

  Increase (decrease) in cash and equivalents
   during period........................................      17,912       (171,368)
  Cash and equivalents at beginning of year.............     180,926        382,972
                                                          ----------       --------

  Cash and equivalents at end of period.................  $  198,838       $211,604
                                                          ==========       ========

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with instructions to FORM 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with Generally Accepted Accounting Principles. In the opinion of management, they fairly represent the operating results of the Company for the periods presented. All accruals necessary for a fair presentation of the operating results of the period have been included. Accounting policies used in FY95 are consistent with those used in FY94. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on FORM 10-K for the year ended October 1, 1994. The results shown are not necessarily indicative of the results that may be expected in succeeding quarters.

Note B - Inventory Components  Inventories consisted of the following at:

                        July 1, 1995    October 1, 1994    July 2, 1994

Finished Goods          $1,407,833      $  777,371         $  655,768
Raw Material             2,073,662       2,372,500          2,551,952
                        ----------      ----------         ----------
                        $3,481,495      $3,149,871         $3,207,720
                        ==========      ==========         ==========

Note C - Restructuring Charge During the Quarter Ended April 1, 1995, the Company established a special charge in connection with a restructuring program designed to improve productivity and permanently reduce costs. The Company decided to move the production of its Datamarine Marine Instrument product line to its facility in Mountlake Terrace, Washington to reduce overhead. Costs associated with the restructuring of this product line included the write down of leasehold improvements, product tooling and equipment to net realizable values, the phase-out of certain products, employee severance and estimated costs to settle the lease of the Massachusetts facility. The program is expected to result in the permanent reduction of 10 salaried employees. The components of the special charge are as follows:

                                   Second Quarter   Third Quarter   Year-to-Date                   Balance at
                                   Provision        Provision       Provision      1995 Activity   July 1, 1995

Severance and relocation costs     $  197,748       $    -0-        $  197,748     $ 33,185        $164,563
Curtailment of product line
  and facility lease                  990,137        (78,000)          912,137      809,597         102,540
                                   ----------       --------        ----------     --------        --------
                                   $1,187,885       $(78,000)       $1,109,885     $842,782        $267,103
                                   ==========       ========        ==========     ========        ========

Note D - Income Taxes Management has determined, based on the restructuring of its unprofitable operation and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully its deferred tax assets. The reconciliation of taxes on income at the federal statutory rate to the actual benefit for income taxes is presented below:

                                  1995             1994

Tax at statutory rate             $  (387,605)     $(239,000)
Change in valuation allowance        (800,000)       239,000
                                  -----------      ---------
                                  $(1,187,605)     $     -0-
                                  ===========      =========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                         QUARTER ENDED JULY 1, 1995

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended July 1, 1995 and the comparable quarter in the prior fiscal year.

          Sales                                            Gross Profit
July 1, 1995  July 2, 1994                          July 1, 1995  July 2, 1994

$1,527,344    $1,050,000          Narrowband        $  600,513    $  568,700
 1,251,966     1,400,212    Marine Communications      330,327       514,196
   974,891     1,114,201      Marine Instruments       381,311       437,112
----------    ----------                            ----------    ----------
$3,754,201    $3,564,413            Total           $1,312,151    $1,520,008
==========    ==========                            ==========    ==========

Sales order backlogs were as follows: Narrowband $11,021,000; Marine Communications $98,000 and Marine Instruments $209,000. Narrowband backlogs are volatile, based upon the customers' ability to obtain F.C.C. approval for site locations.

Income and expense items                                              Percentage
as a percentage of net sales                                          increase (decrease)

July 1, 1995    July 2, 1994                                          1994 to 1995    1993 to 1994

100             100                         Net sales                    5             51
 65              57                   Cost of products sold             19             32
 35              43                       Gross profit                 (14)            88
 35              38                   Operating expenses                (2)            (1)
 (2)              -               Restructuring charge (credit)          -              -
  2               5                      Operating income              (57)            n.m.
 (1)              1                   Other income (expense)           n.m.            n.m.
  1               6                    Income before taxes             (82)            n.m.
  -               -            Provision (credit) for income taxes     n.m.             -
  1               6                         Net income                 (88)            n.m.

Net sales increased by $189,788 or 5% compared to the same quarter in the prior fiscal year. Net sales of the Company's narrowband products increased by $477,344 or 45% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine radio/telephone systems decreased by $148,246 or 11%. Net sales of the Company's recreational marine instrumentation systems decreased by $139,310 or 13%.

                         QUARTER ENDED JULY 1, 1995

Gross profit was $1,312,151 (35% of net sales), as compared to $1,520,008 (43% of net sales) last year's third quarter, a decrease of $207,857 or 14%. The gross profit on narrowband products was $600,513 (39% of such sales), as compared to $568,700 (54% of such sales) in the prior year, an increase of $31,813 or 6%. The gross profit on marine radio/telephone systems was $330,327 (26% of such sales), as compared to $514,196 (37% of such sales) in the prior year, a decrease of $183,869 or 36%. The gross profit on recreational marine instrumentation systems was $381,311 (39% of such sales), as compared to $437,112 (39% of such sales) in the prior year, a decrease of $55,801 or 13%. The overall decrease in gross profit margin was primarily due to a greater portion of narrowband sales coming from lower margin mobile radios. Narrowband margins are expected to improve when licensees receive F.C.C. approval to resume building-out their site locations. Margins on marine communications products declined due to pricing incentives and lower margins on third party private label products.

Operating expenses were $1,312,433 (35% of net sales), as compared to $1,341,051 (38% of net sales) last year, a decrease of $28,618 or 2%.

In December 1994, the Company announced that it was combining its Marine Communications and its Marine Instruments product lines into a single business unit. During the Quarter ended April 1, 1995, an appropriate restructuring charge was made based upon a review of the realizable values of the assets associated with the planned move of the Marine Instrument product line, and for the costs associated with employee severance and lease settlement.

During the Quarter ended April 1, 1995, SEA (a wholly owned subsidiary of Datamarine) renegotiated its line of credit to $2,000,000 with the same interest rate and collateral requirements. The maturity date of July 5, 1995 has been extended to August 18, 1995.

On July 1, 1995, the Company's principal source of liquidity consisted of $199,000 in cash and equivalents and $625,000 in the unused portion of bank working capital credit lines.

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTER ENDED JULY 1, 1995

PART II - OTHER INFORMATION

Items 1,2,3,4 and 5

There were no reportable events or matters under these captions during the quarter ended July 1, 1995.

Item 6

(b)  There were no reports on FORM 8-K filed during the quarter ended
     July 1, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       Datamarine International, Inc.

                                       (Registrant)


Date: August 14, 1995                  By: DAVID C. THOMPSON
                                           David C. Thompson
                                           Principal Financial and
                                           Accounting Officer