Form 10-K
period 1995-09-30
DATAMARINE INTERNATIONAL INC
filed 1996-01-16
CIK 27075

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                  FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended        September 30, 1995.
Commission file number           0-8936.


                       DATAMARINE  INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)


            Massachusetts                             04-2454559
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


7030 220th S.W., Mountlake Terrace, Washington        98043
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:      (206) 771-2182

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                               Title of Class
                    Common Stock, with par value of $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.       [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 22, 1995 was approximately $10,039,000.

The number of shares of the Registrant's common stock outstanding as of December 22, 1995 was 1,296,684 shares.


                     DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 10, 11, 12 and 13.

Page 1 of __ , Exhibit index on page __


                                   PART  I

ITEM 1.   BUSINESS

Introduction

Datamarine International, Inc. ("Datamarine") and its subsidiaries (collectively the "Company") manufacture radio communications and navigation instrumentation products. Presently, the Company operates in a single industry segment, namely electronics.

Datamarine International, Inc. was incorporated in Massachusetts on April 23, 1969. The Company has product development and manufacturing facilities at its Mountlake Terrace, Washington location. It has sales and service facilities on the East and West coasts of the United States and in Sydney, Australia. Sales of marine products are made worldwide through approximately 300 dealers in the United States and dealers in approximately 20 foreign countries.

Sales of narrowband communications products for the land mobile radio market are made through the Company's wholly-owned subsidiary, SEA, Inc. ("SEA"), to industrial users nationwide. SEA has developed and marketed narrowband radio equipment since 1984 and began selling a new line of narrowband equipment for use in the 220 MHz band in the fourth quarter of FY1993. Sales to the land mobile radio market were 45% of consolidated sales in FY1995 compared to 36% in 1994 and 1% in 1993.

On October 19,1992, the Federal Communications Commission ("FCC") conducted a lottery which has led to the issuance of approximately 3,500 licenses for a new land mobile service in the 220-222 MHz band. The FCC adopted challenging technical parameters for the equipment to be used in the 220 MHz radio service. By establishing these parameters the FCC intended to encourage the development of new spectrum-efficient technologies for land mobile applications. This service is mandated to use narrowband technologies which will result in a fivefold increase in the number of communications channels as compared to conventional technologies. SEA was the first manufacturer to receive FCC type acceptance for 220 MHz radio equipment. SEA shipped its first 220 MHz radios in July 1993.

During FY1995 Narrowband Network Systems, Inc. ("NNS") was incorporated in the state of Washington as a subsidiary of SEA, and at September 30, 1995 SEA owned 97.5% of NNS's outstanding stock. NNS was formed to participate in the business of providing specialized mobile radio ("SMR") services. NNS has entered into both "Management Agreements" and "Operator Agreements" with the holders of 220 MHz licenses granted by the FCC related to SMR services in approximately 75 market areas across the United States. SEA also has seven 220 MHz licenses of its own. Management Agreements require NNS to construct, develop and operate SMR systems in certain markets. Operator Agreements require NNS to provide licenses, system facilities and "SMR Operators" in certain markets. The Management Agreements typically allow NNS to acquire the license holder's interest in exchange for a percentage of gross receipts from the system and a percentage of any profit realized by NNS upon the system's ultimate disposition. The Operator Agreements typically give NNS a contractual percentage of system revenue based on the level of support provided to each system. The rate at which 220 MHz SMR services are deployed is highly dependent on the regulatory environment as determined by the FCC. Until such time as the FCC issues final regulations related to 220 MHz operations, the timing and amounts of revenues, costs and capital requirements related to the licenses, Management Agreements and Operator Agreements are uncertain. Because NNS commenced only limited operations in the fourth fiscal quarter, revenues and associated expenses were negligible during the year ended September 30, 1995.

Foreign sales accounted for approximately 8% of the Company's consolidated sales in FY1995, 9% in FY1994 and 14% in FY1993.

Products and Marketing

The composition of the Company's sales by product line was as follows:

                              1995                  1994                  1993
                              ----                  ----                  ----

Land mobile communications    $ 6,642,984    45%    $ 4,272,085    36%    $   114,731     1%
Marine communications           5,296,945    36%      4,234,524    36%      4,153,197    53%
Marine instrumentation          2,846,729    19%      3,322,828    28%      3,680,912    46%
                              --------------------------------------------------------------
      Total                   $14,786,658   100%    $11,829,437   100%    $ 7,948,840   100%
                              --------------------------------------------------------------

Land Mobile Communications -- Marketed under the SEA trademark, the Company's narrowband land mobile radio system products have been type accepted by the FCC for use in the newly created service at 220 MHz. These products consist of hand held, mobile and base station components, utilizing the narrowband technology, an enhanced form of single sideband that is ideal for the 5 KHz bandwidth used in the 220 MHz radio service, and were developed for sale to industrial users of private land mobile radio services. The narrowband technology helps solve the problem of frequency congestion by allowing five narrowband channels to be allocated within the same spectrum as would presently be allocated to one 25 KHz FM channel.

Marine Communications -- The SEA marine communications products are high performance radios used on commercial vessels, fishing vessels and ocean-going yachts. The product line currently consists of 28 products with suggested list prices of between $765 and $5,105. The SEA Products include SSB/HF and VHF/FM radios, Satcom C, Weather fax, Emergency distress radio beacons and Search and rescue transponders.

Marine Instrumentation -- Marine instrumentation products are sold primarily to the recreational boating market under the trademark, Datamarine. The products are well established in the marketplace with up-to-date instruments for each type of pleasure craft: small boats and yachts; sail and power; inshore and offshore. The Datamarine product line currently consists of 32 products with suggested list prices of between $40 and $2,995. The Datamarine products include depth sounders, knotmeters and water temperature instruments, wind speed and direction instruments, integrated instruments, and video chart displays.

Competition and Markets

Datamarine and its subsidiary, SEA, are generally considered to be leading suppliers of marine instruments and radio communication products to the marine markets. Approximately 40 electronics manufacturers have competing models in their product lines and are considered competitors.

SEA has at this time one competitor supplying narrowband equipment for the 220 MHz radio service. Approximately 25 competitors offer alternative FM land mobile products for use in other radio services and may become competitive suppliers of equipment in the 220 MHz radio service market.

Several of the Company's competitors in the various markets have substantially greater financial, technical and marketing resources.

The Company's business does not depend on any single customer, the loss of whom would have a materially adverse impact on the Company's business. No portion of the Company's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the Government. The markets for the Company's products are generally not considered to be seasonal.

Sales order backlogs stood at $9,794,000 at September 30, 1995, compared to $6,927,000 at October 1, 1994. Of the total September 30, 1995 backlog, land mobile products represented $9,570,000. Land mobile orders are subject to cancellation under certain conditions and the Company does not consider the land mobile backlog to be firm.

Suppliers

Certain components in the Company's products, such as printed circuits and injection molded plastic parts, are provided by local vendors using tooling and designs owned by the Company. The Company believes that adequate alternative sources of supply are available for these purchased components along with other supplies and raw materials. The Company and its subsidiaries maintain sufficient inventory to continue production for a reasonable period if new material sources are required.

Warranty

Depending upon the product, they are sold with either a one-year or two-year parts and labor limited warranty.

Research and Development

The Company is committed to a continuing program of designing new products and improving the product designs presently in production. During FY 1995, FY1994 and FY1993 the Company spent approximately $1,420,000, $1,414,000 and $1,370,000 respectively, on Company-sponsored research and development for continuing operations and had approximately 16 full-time employees engaged in such activities.

Patents

The Company has United States patents related to its products. The Company views its patents as valuable assets, but believes that its position in the market is not dependent upon the protection offered thereby.

Employees

The Company had approximately 100 full-time employees on September 30, 1995. This compares to 135 on October 1, 1994 and 100 on October 2, 1993. The Company has no collective bargaining agreements and believes relations with its employees are good.

Environmental

The Company knows of no statutory requirements with respect to environmental quality which can be expected to have a material effect upon the Company's capital expenditures, earnings or competitive position.


ITEM 2.   PROPERTIES

The manufacturing and general administrative offices of the Company are located in a 28,500 square-foot building in Mountlake Terrace, Washington, pursuant to a lease which expires in June 1998. During FY1995 the Company renegotiated its lease at the Pocasset, Massachusetts facility through June 1997 where the service facility for the marine instrumentation product line now occupies 5000 square-feet. The sales and warehousing operation of a majority-owned subsidiary, Datamarine International Australia, PTY, LTD., is located in a leased 2,500 square-foot masonry steel building in Artarmon, New South Wales, Australia. A subsidiary, Nautical Realty A/S, owns a 20,000 square-foot steel and concrete industrial building, subject to mortgage, located in Sorup, Denmark, which is leased under a twelve-year contract, including extensions, expiring in 1998 to an unaffiliated tenant. All of the above-mentioned facilities are well maintained and suitable and adequate for the present activities therein.


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock is traded Over-The-Counter and is quoted on the NASDAQ National Market System under the ticker symbol "DMAR". As of September 30, 1995, there were approximately 1000 stockholders of record.

The accompanying table shows the range of trading prices for the past two years by fiscal quarter:


                       1st      2nd      3rd       4th
                       ---      ---      ---       ---

      FY 1995:  High   17       13 3/8   11 1/4     9 3/4
                Low     9 1/4    7 3/4    8 1/4     7 1/2
      FY 1994:  High    6 1/4    6 1/4    5 1/2    11 1/2
                Low     4 1/2    4        4 1/2     3 1/4

No dividends have been declared or paid by the Company.


ITEM 6.   SELECTED FINANCIAL DATA

All of the historical selected financial data set forth below has been derived from audited financial statements of the Company. The selected financial data for the years ended September 30, 1995, October 1, 1994, and October 2, 1993 has been derived from financial statements audited by Coopers & Lybrand L.L.P., which are included elsewhere in this Annual Report on Form 10-K.

                                                 September 30,  October 1,     October 2,     October 3,    September 28,
                                                 1995           1994           1993           1992          1991

Income Statement Data:
  Net sales                                      $14,786,658    $11,829,437    $ 7,948,840    $9,304,961    $11,722,090
  Cost of products sold                            9,128,693      7,049,898      5,252,053     5,626,136      6,787,862
  Operating expenses, excluding restructuring
   charge                                          5,584,954      5,159,848      4,697,510     4,591,994      5,682,607
  Restructuring charge                               686,458              -              -             -              -
  Operating expenses                               6,271,412      5,159,848      4,697,510     4,591,994      5,682,607
  Operating loss                                     613,447        380,309      2,000,723       913,169        748,379
  Interest expense, net                              193,037         62,258         13,174        61,171        121,117
  Other (income) expense                             (39,719)       (46,619)        19,008        (1,873)       (45,483)
  Benefit of income taxes                         (1,083,640)             -       (132,506)     (243,000)      (305,000)
  Income (loss) from continuing operations           316,875       (395,948)    (1,900,399)     (729,467)      (519,013)
  Discontinued operations:
    Net income                                             -              -        129,026       282,211        274,583
    Net gain on sale                                       -              -        239,553             -              -
    Net income (loss)                            $   316,875    $  (395,948)   $(1,531,820)   $ (447,256)   $  (244,430)
  Income (loss) Per Share:
    Continuing operations                        $       .23    $     (0.33)   $     (1.59)   $    (0.62)   $     (0.45)
    Discontinued operation                                 -              -            .31           .24            .24
    Net income (loss)                            $       .23    $     (0.33)   $     (1.28)   $    (0.38)   $     (0.21)
  Balance Sheet Data:
    Total assets                                 $ 9,323,581    $ 7,862,611    $ 6,359,826    $8,717,397    $10,207,458
  Notes payable to banks                           1,468,750        795,353        400,000       700,000        700,000
  Long-term debt                                     499,403        439,819        274,337       783,676      1,106,909
  Stockholders' equity                             5,198,391      4,331,293      4,624,006     6,026,633      6,399,545

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth certain items (expressed as a percentage of net sales) included in Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company including the Notes to such Statements, presented elsewhere in this report.

 Income and Expense Items
As a Percentage of Net Sales                                                 Percentage
    Increase (Decrease)                                                      Increase (Decrease)
----------------------------                                                 -------------------

                                                                             1994      1993
                                                                              to        to
                                                                             1995      1994

  1995     1994     1993
  100%     100%     100%     Net sales                                        25%       49%
   62       60       66      Cost of products sold                            29        34
   38       40       34      Gross profit                                     18        77
   10       12       18      Research and development                          -         3
   16       19       24      Selling                                          10        16
   12       13       17      General and administrative                       13         9
    4        -        -      Restructuring charge                            n.m.        -
   42       43       59      Operating expenses                               22        10
   (4)      (3)     (25)     Operating loss                                  n.m.      (81)
    1        1        -      Interest expense, net                           210       n.m.
    -       (1)       -      Other (income) expense, net                     (15)      n.m.
   (5)      (3)     (25)     Loss before income taxes and discontinued
                              operations                                      93       (81)
    7        -        2      Benefit of income taxes                         n.m.     (100)
    2       (3)     (23)     Income (loss) from continuing operations        n.m.      (79)
    -        -        1      Income from discontinued operations             n.m.      n.m.
    -        -        3      Gain on sale of discontinued operations         n.m.      n.m.
    2%      (3)%    (19)%    Net income (loss)                               n.m.      (74)%

Fiscal 1995 compared to 1994

Net sales increased by $2,957,221, or 25%, to $14,786,658 for 1995 from $11,829,437 in 1994. In July 1993, the Company introduced a new line of narrowband radios for use in the new land mobile service in the 220-222 MHz band. Net sales of the Company's new narrowband products increased by $2,370,899 to $6,642,984 for 1995 from $4,272,085 in 1994. Net sales of the Company's marine radio systems increased by $1,062,421, or 25%, to $5,296,945 in 1995 from $4,234,524 in 1994. Net sales of the Company's recreational marine instrumentation systems declined by $476,099, or 11%, to $2,846,729 in 1995 from $3,322,828 in 1994.

Sales of narrowband products are greatly influenced by the regulatory environment, principally license and operating rules issued by the FCC. The Company cannot control, nor reliably predict which rules the FCC will issue and the effective dates thereof, although management expects future revenue growth from this product line. Sales of marine radio systems are expected to be consistent with past performance. Sales of marine instrumentation systems have declined over the last three years and are expected to stabilize at 1995 levels.

Gross profit for 1995 was $5,657,965 (38% of net sales), as compared to $4,779,539 (40% of net sales) in 1994, an increase of $878,426 or 18%.
The gross profit on narrowband products for 1995 was $3,003,527 (45% of such sales), as compared to $2,280,948 (53% of such sales) in 1994. Margins on narrowband products fluctuate based on product mix, and generally are higher on base station products than on mobile radios. In the coming years, narrowband sales will likely be comprised of a greater proportion of mobile radios rather than base stations, and thus will likely achieve a lower overall percentage margin than was achieved for 1995. The gross profit on marine radio systems for 1995 was $2,156,023 (41% of such sales), as compared to $1,427,286 (34% of such sales), an increase of $728,737 or 51%. Margins on marine communications products were higher in 1995 due to lower overall production costs rather than higher selling prices. The gross profit on marine instrumentation systems for 1995 was $498,415 (18% of such sales), as compared to $1,071,305 (32%
of such sales), a decrease of $342,568 or 32%. Margins on marine instrumentation products were lower due to temporarily increased production costs associated with the move of marine instrumentation production to the Mountlake Terrace, Washington facility. Margins for marine instrumentation are expected to improve in 1996.

Operating expenses including the restructuring charge of $686,458 were $6,271,412 (42% of net sales) in 1995, as compared to $5,159,848 (44% of net sales) in 1994, an increase of $1,111,564 or 22%. Operating expenses excluding the restructuring charge increased $425,106 or 8%. Selling expenses increased $217,031, due mainly to sales commissions on higher sales volume. Administrative expenses increased $202,524 due to higher professional fees, insurance, rent, and taxes other than income.

During the year the Company established a special charge of $686,458 in connection with a restructuring program designed to improve productivity and permanently reduce costs. The Company decided to move corporate administrative functions and production of its Datamarine Instrumentation product line to its facility in Mountlake Terrace, Washington. Costs associated with the restructuring included the write down of leasehold improvements, product tooling and equipment to net realizable values, the phase out of certain products, employee termination benefits, and the costs to settle the lease of the Massachusetts facility.

The restructuring was announced effective January 1995 and is expected to be substantially completed by December 31, 1995. The program is expected to result in the permanent reduction of approximately 30 employees and 35,000 square feet of manufacturing and office space. The Massachusetts location will continue to be used as a service facility.

The restructuring charges were comprised of $346,524 in write downs of production equipment and leasehold improvements, $94,630 in write downs of inventory related to discontinued products, $147,748 in employee termination benefits, and $97,556 in lease settlement costs. Of the total amount $177,748 represents estimated cash spending.

The resulting elimination of redundant production and administrative costs is expected to reduce future costs, improve cash flow and increase working capital. No significant future uses of capital are expected to be required as a result of the restructuring.

Interest expense for 1995 was $193,037, as compared to $62,258 for 1994. Interest expense increased primarily as a result of increased prime based rates and balances outstanding. Other income, net, was approximately the same in 1995 and 1994.

The Company adopted FAS 109, "Accounting for Income Taxes", effective October 3, 1993. Upon adoption and at October 1, 1994, full valuation allowances were recorded with respect to the Company's deferred tax asset balances due to uncertainty of future taxable income estimates. During fiscal 1995, the valuation allowance was reduced by $702,000 to reflect management's current assessment of the amount of deferred tax assets which are more likely realizable than not. This assessment is based upon management's current estimates of future taxable income and reflects the substantial growth realized in sales of and order backlog for narrowband land mobile products since their introduction in fiscal 1993, as well as the administrative cost reductions and manufacturing efficiencies achieved as a result of the 1995 restructuring activities. Based upon the current assessment, the company recognized a deferred federal income tax benefit of $1,083,640 in the year ended September 30, 1995.

Net income from continuing operations for 1995 was $316,875 compared to a loss of $395,948 in 1994.

Fiscal 1994 compared to 1993

Net sales for 1993 increased by $3,880,597 or 49%, to $11,829,437 from $7,948,840 in 1993. The increase in sales for 1994 was primarily due to product volume in narrowband products.

Gross profit for 1994 was $4,779,539 (40% of net sales), as compared to $2,696,787 (34% of net sales) in 1993, an increase of $2,082,752 or 77%.
Increased sales of higher margin narrowband products accounted for most of the increase.

Operating expenses were $5,159,848 (43% of net sales) in 1994, as compared to $4,697,510 (60% of net sales) in 1993, an increase of $462,338 or 10%.
The increase in operating expenses was related to selling expenses of narrowband products.

Interest expense for 1994 was $62,258, as compared to $13,174 in 1993. The increase was due to increased prime based lending rates and larger balances.

Net loss from continuing operations for 1994 narrowed by $1,504,451 to $395,948 from $1,900,399 in 1993. The decreased loss was primarily the result of increased sales of higher margin narrowband products and flat operating expenses, exclusive of selling costs.

Impact of Inflation

The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the negative impact of inflation on its operations.

Liquidity and Capital Resources

Net cash used in operating activities for 1995 increased by $33,359 to $90,255 from net cash used in operating activities of $56,896 in 1994. At the end of 1995, the sales order backlog for the Company's narrowband products stood at $9,570,000 (although not considered firm) and the total backlog was $9,794,000. New bank credit facilities were established during 1995 providing for borrowings of up to $3,000,000. At September 30, 1995, $1,531,250 was available under the credit lines. Effective December 1995, the line of credit was increased to $3,500,000.

On December 19, 1995 the Company announced the private placement issuance of $2,000,000 in Convertible Debentures due in the year 2000, bearing interest at increasing rates from 10-15% per annum. The Debentures are convertible into Convertible Participating Preferred Stock and Redeemable Preferred Stock. The Convertible Participating Preferred Stock is further convertible into approximately 164,000 shares of the Company's common stock. Management expects to use the proceeds for normal working capital requirements, and to develop Narrowband Network Systems, Inc. as appropriate based on FCC regulations.

The Company believes its cash flow from operations, available bank lines of credit and other financing sources are sufficient to finance its working capital and other capital requirements through at least the next two fiscal years.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Financial Statements
September 30, 1995


                                    INDEX

                                                             Page(s)
                                                             -------

Report of Independent Accountants                            F-1

Consolidated Balance Sheets, September 30, 1995 and
 October 1, 1994                                             F-2

Consolidated Statements of Operations for the years
 ended September 30, 1995, October 1, 1994
 and October 2, 1993                                         F-3

Consolidated Statements of Stockholders' Equity for
 the years ended September 30, 1995, October 1, 1994
 and October 2, 1993                                         F-4

Consolidated Statements of Cash Flows for the years
 ended September 30, 1995, October 1, 1994 and
 October 2, 1993                                             F-5

Notes to Consolidated Financial Statements                   F-6 to F-17


Report of Independent Accountants

To the Stockholders and Board of Directors of Datamarine International, Inc.

We have audited the accompanying consolidated balance sheets of Datamarine International, Inc. and Subsidiaries as of September 30, 1995 and October 1, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1995, October 1, 1994 and October 2, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datamarine International, Inc. and Subsidiaries at September 30, 1995 and October 1, 1994, and the consolidated results of their operations and their cash flows for the years ended September 30, 1995, October 1, 1994 and October 2, 1993 in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

Seattle, Washington
December 20, 1995


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets


                          ASSETS                                  September 30,   October 1,
                                                                  1995            1994

Current assets:
  Cash and cash equivalents                                       $  252,843      $  180,926
  Accounts receivable, less allowance for doubtful accounts
   of $158,193 and $142,292, respectively                          2,337,607       2,318,365
  Inventories                                                      3,371,976       3,149,871
  Prepaid expenses and other current assets                          242,148         312,153
  Deferred income taxes, current                                     340,000
                                                                  --------------------------

    Total current assets                                           6,544,574       5,961,315

Property, plant and equipment                                      4,210,085       5,586,960
Less accumulated depreciation                                      2,472,871       3,800,822
                                                                  --------------------------

    Property, plant and equipment, net                             1,737,214       1,786,138

Deferred income taxes, noncurrent                                    785,992
Other assets                                                         255,801         115,158
                                                                  --------------------------

    Total assets                                                  $9,323,581      $7,862,611
                                                                  ==========================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                                          $1,468,750      $  795,353
  Notes payable, other                                                30,000
  Current maturities of long-term debt and capital lease
   obligations                                                       209,881         150,878
  Accounts payable                                                   814,437       1,174,830
  Accrued expenses                                                 1,312,600       1,121,316
                                                                  --------------------------

    Total current liabilities                                      3,835,668       3,242,377

Long-term debt and capital lease obligations, less
 current maturities                                                  289,522         288,941
                                                                  --------------------------

    Total liabilities                                              4,125,190       3,531,318
                                                                  --------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value - authorized 3,000,000 shares;
   1,296,684 and 1,219,893 shares issued and outstanding,
   respectively                                                       12,967          12,199
  Capital in excess of par value                                   3,078,182       2,550,615
  Unearned compensation                                              (33,376)        (55,264)
  Retained earnings                                                2,140,618       1,823,743
                                                                  --------------------------

    Total stockholders' equity                                     5,198,391       4,331,293
                                                                  --------------------------

      Total liabilities and stockholders' equity                  $9,323,581      $7,862,611
                                                                  ==========================


The accompanying notes are an integral part of the consolidated financial statements.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements Of Operations
for the years ended September 30, 1995, October 1, 1994 and October 2, 1993


                                                 September 30,  October 1,     October 2,
                                                 1995           1994           1993

Net sales                                        $14,786,658    $11,829,437    $ 7,948,840
Cost of products sold                              9,128,693      7,049,898      5,252,053

      Gross profit                                 5,657,965      4,779,539      2,696,787

Operating expenses:
  Research and development                         1,419,904      1,414,353      1,369,855
  Selling                                          2,419,086      2,202,055      1,906,958
  General and administrative                       1,745,964      1,543,440      1,420,697
  Restructuring charge                               686,458
                                                 -----------------------------------------
  Operating expenses                               6,271,412      5,159,848      4,697,510
                                                 -----------------------------------------

      Operating loss                                (613,447)      (380,309)    (2,000,723)

Interest expense                                     193,037         62,258         13,174
Other (income) expense, net                          (39,719)       (46,619)        19,008
                                                 -----------------------------------------

Loss before income taxes and discontinued
 operations                                         (766,765)      (395,948)    (2,032,905)
Benefit of income taxes                            1,083,640                       132,506
                                                 -----------------------------------------
Income (loss) from continuing operations             316,875       (395,948)    (1,900,399)

Income from discontinued operations, net of
 income taxes of $88,000 in 1993                                                   129,026

Gain on sale of discontinued operations, net
 of income taxes of $163,000 in 1993                                               239,553
                                                 -----------------------------------------

Net income (loss)                                $   316,875    $  (395,948)   $(1,531,820)
                                                 =========================================

Income (loss) per share:
  Continuing operations                          $      0.23    $     (0.33)   $     (1.59)
  Discontinued operations                                                             0.31
                                                 -----------------------------------------

  Net income (loss) per share                    $      0.23    $     (0.33)   $     (1.28)
                                                 =========================================

Weighted average number of common shares           1,358,099      1,212,953      1,195,286


The accompanying notes are an integral part of the consolidated financial statements.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders' Equity for the years ended September 30, 1995, October 1, 1994 and October 2, 1993

                                          Common Stock            Capital in                                 Total
                                          -------------------     Excess of     Unearned       Retained      Stockholders'
                                          Shares       Amount     Par Value     Compensation   Earnings      Equity
                                          ------       ------     ----------    ------------   --------      -------------

Balance at October 3, 1992                1,178,627    $ 11,786   $ 2,430,094   $ (166,758)    $ 3,751,511   $ 6,026,633

Net loss for 1993                                                                               (1,531,820)   (1,531,820)
Issuance of shares under Employee
 Investment Plan and Employee
 Stock Purchase Plan                         21,557         215        73,442                                     73,657
Exercise of stock options                     5,750          58         8,568                                      8,626
Forfeitures of stock options                                          (19,356)      19,356
Amortization of unearned compensation                                               46,910                        46,910
                                          ------------------------------------------------------------------------------
Balance at October 2, 1993                1,205,934      12,059     2,492,748     (100,492)      2,219,691     4,624,006

Net loss for 1994                                                                                 (395,948)     (395,948)
Issuance of shares under Employee
 Investment Plan and Employee
 Stock Purchase Plan                         13,959         140        57,867                                     58,007
Amortization of unearned compensation                                               45,228                        45,228
                                          ------------------------------------------------------------------------------
Balance at October 1, 1994                1,219,893      12,199     2,550,615      (55,264)      1,823,743     4,331,293

Net income for 1995                                                                                316,875       316,875
Issuance of shares under Employee
 Investment Plan and Employee
 Stock Purchase Plan                          5,871          59        50,159                                     50,218
Issuance of shares under lease
 settlement agreement                        22,000         220       179,780                                    180,000
Exercise of stock options                    48,920         489       235,776                                    236,265
Compensation element of stock
 options granted                                                       19,500      (19,500)
Tax benefit of options exercised                                       42,352                                     42,352
Amortization of unearned compensation                                               41,388                        41,388
                                          ------------------------------------------------------------------------------
Balance at September 30, 1995             1,296,684    $ 12,967   $ 3,078,182   $  (33,376)    $ 2,140,618   $ 5,198,391


The accompanying notes are an integral part of the consolidated financial statements.



DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
for the years ended September 30, 1995, October 1, 1994 and October 2, 1993

                                                      September 30,   October 1,     October 2,
                                                      1995            1994           1993

Operating activities:
  Net  income (loss)                                  $   316,875     $  (395,948)   $ (1,531,820)
  Adjustments to reconcile net income (loss) from
   continuing operations to net cash provided by
   operating activities:
  Depreciation and amortization                           406,831         497,976         623,954
   Gain on sale of discontinued operations, net                                          (239,553)
  Gain on asset dispositions                                              (49,776)
  Non-cash portion of loss from restructuring charge      441,154
  Income from discontinued operations, net                                               (129,026)
  Provision for losses on accounts receivable              59,725         (42,048)         28,308
  Employee investment plan expense                         42,216          52,596          71,745
  Amortization of unearned compensation                    41,388          45,228          46,910
  Provision for (benefit of) deferred income taxes     (1,083,640)                         76,000
  Changes in operating assets and liabilities:
    Accounts receivable                                   (78,967)     (1,455,322)        366,146
    Inventories and prepaid expenses                     (246,730)         55,735        (768,368)
    Accounts payable and accrued expenses                  10,893       1,234,663          58,643
    Income taxes, net                                                                     128,752
                                                      -------------------------------------------
Net cash used in operating activities of:
  Continuing operations                                   (90,255)        (56,896)     (1,268,309)
  Discontinued operations                                                                (192,350)
                                                      -------------------------------------------

  Net cash used in operating activities                   (90,255)        (56,896)     (1,460,659)

Investing activities:
  Net proceeds from sale of discontinued operations                                     1,694,105
  Net proceeds from asset dispositions                                     95,104
  Purchases of property, plant and equipment,
   including self-constructed equipment                  (699,125)       (538,745)       (179,794)
  Other                                                  (145,951)        (89,672)         52,111
                                                      -------------------------------------------

Net cash (used in) provided by investing activities      (845,076)       (533,313)      1,566,422
                                                      -------------------------------------------

Financing activities:
  Proceeds from sale of common stock                      244,267           5,411          10,538
  Proceeds from bank and other borrowings               1,084,843         560,352         564,013
  Principle payments on revolving line of credit and
   long-term debt                                        (321,862)       (177,600)     (1,373,352)
                                                      -------------------------------------------

Net cash provided by (used in) financing activities     1,007,248         388,163        (798,801)
                                                      -------------------------------------------

Increase (decrease) in cash and equivalents
 during year                                               71,917        (202,046)       (693,038)
Cash and equivalents at beginning of year                 180,926         382,972       1,076,010
                                                      -------------------------------------------
Cash and equivalents at end of year                   $   252,843     $   180,926    $    382,972
                                                      ===========================================


The accompanying notes are an integral part of the consolidated financial statements.



DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements


1.    Business Activities:

      Datamarine International, Inc. and subsidiaries (the "Company") manufactures and markets electronics including radio/telephone systems for land and ocean applications and ocean depth sounders and related instrumentation.

      In July 1993, the Company launched a new product line (narrowband land mobile products) which represents 45%, 36% and 1% of net sales in fiscal 1995, 1994 and 1993, respectively. In addition, the Company has entered into agreements for the construction and operation of narrowband land mobile systems (see Note 10). As of September 30, 1995, the Company had a significant backlog related to these narrowband products, although such orders are not considered firm, and management expects continued growth of the product line in fiscal 1996. Based upon such growth and the cost benefits of the Company's 1995 restructuring (see Note 13), management believes its cash flow from operations and available bank lines of credit and other financing sources (see Note 14) are sufficient to provide necessary working capital, finance narrowband system construction and meet other funding requirements for the near term.

2.    Significant Accounting Policies:

      Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SEA, INC. ("SEA"), Data I.C., Inc., and Nautical Realty A/S; the Company's 97.5% owned subsidiary, Narrowband Network Systems, Inc. ("NNS") and its 60% owned subsidiary, Datamarine International Australia PTY, LTD. The Company has recognized the losses attributable to the minority owner's interest in Datamarine International Australia PTY, LTD. in excess of the minority owner's investment. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

      Fiscal Year

      The Company's fiscal year ends on the Saturday nearest September 30.

      Cash Equivalents

      The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents

      Concentration of Credit Risk

      The concentration of credit risk with respect to trade receivables is, in management's opinion, considered minimal due to the Company's diverse customer base. The customers for the marine products are primarily distributors and dealers who resell to both recreational and commercial boaters. The customers for the land mobile communication products consist primarily of industrial users of private land mobile radio services. The Company sells to customers located throughout the United States as well as in Australia and other countries. The Company had no significant foreign operations but had export sales of approximately $1,161,000 in 1995, $1,068,000 in 1994, and $1,094,000 in 1993. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers.

      Inventories

      Inventories are stated at the lower of cost based on the first-in, first-out method, or market.

      Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is based on the straight-line method over the useful lives of the assets (see Note 5). Upon disposition of property, plant and equipment, the cost and related depreciation are removed from the accounts, and any gain or loss is reflected in the statement of operations.

      Related Party Transactions

      During 1995, the Company borrowed $30,000 from two directors of the Company which was repaid in full subsequent to year-end.

      Warranty Costs

      The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

      Income Taxes

      The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of October 3, 1993 which had no material effect on the Company's operating results, financial position or cash flows.

      Earnings Per Share

      Net income (loss) per common share is based on the weighted average number of common shares and common stock equivalents outstanding. Primary and fully diluted earnings per share are the same for each of the three years presented.

      Reclassifications

      Certain reclassifications have been made to the prior years' financial statements in order to conform to the 1995 presentation. Such reclassifications include $342,519 of inventory and other costs related to the NNS business at October 1, 1994 which were reclassified from prepaid expenses and other current assets to property, plant and equipment and other assets. (See Note 10).

      Future Effects of New Accounting Standards

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", which will be effective for the Company's fiscal year ending September 27, 1997. The Company has not decided which of the alternatives provided under that statement will be applied and, therefore, its impact on the Company's future financial statements cannot be currently determined.

3.    Discontinued Operations:

      During December 1992, the Company sold the assets of its Industrial Flow Monitoring Devices Segment ("Industrial Segment") to a management group for $2,200,000, less certain trade and other liabilities that were assumed by the buyer. Subsequent to this sale, the Company operates primarily in a single segment. Net sales of discontinued operations were approximately $991,000 in fiscal year 1993.

4.    Inventories:

      Inventories consist of the following:


                                            1995          1994

      Finished goods and subassemblies      $ 1,319,509   $   777,371
      Purchased parts and materials           2,052,467     2,372,500
                                            -------------------------
                                            $ 3,371,976   $ 3,149,871
                                            =========================

5.    Property, Plant and Equipment:

      Property, plant and equipment consist of the following:

                                                                                 Estimated
                                                     1995          1994          Useful Lives

      Design, test and manufacturing equipment       $ 2,528,204   $ 3,781,805         5 years
      Narrowband equipment                               615,013       247,202        10 years
      Office furniture and general equipment             489,441       741,548     3 - 5 years
      Buildings and improvements                         468,849       444,050   10 - 25 years
      Leasehold improvements                             101,178       364,955    3 - 10 years
      Delivery vehicles                                    7,400         7,400         5 years
                                                     -------------------------
                                                     $ 4,210,085   $ 5,586,960
                                                     =========================

6.    Accrued Expenses:

      Accrued expenses consist of the following:

                                                     1995          1994

      Accrued payroll and related fringe benefits    $   628,746   $   550,778
      Accrued warranty costs                             237,469       197,524
      Accrued marketing costs                            194,810       183,967
      Other accrued expenses                             251,575       189,047
                                                     -------------------------
                                                     $ 1,312,600   $ 1,121,316
                                                     =========================

7.    Notes Payable to Banks:

      SEA has a bank line of credit of $2,000,000 with interest payable monthly at .75% over prime (9.5% at September 30, 1995).
      Outstanding balances on this line were $1,325,353 at September 30, 1995 and $795,353 at October 1, 1994. SEA has an additional line of credit of $1,000,000 at the same bank with interest payable monthly at 1.25% over prime (10.0% at September 30, 1995) and unpaid principal and interest due April 30, 1998. The outstanding balance on this line was $143,397 at September 30, 1995. These lines of credit are collateralized by essentially all of the assets of the Company. The lines of credit are also subject to debt covenants which require the Company to be profitable, and to maintain a tangible net worth of $4,400,000, a minimum current ratio of 1.50, a maximum debt to net worth ratio of 1.25 and a minimum debt service ratio of 1.50. Both lines of credit are guaranteed by Datamarine and NNS.

      The weighted-average interest rate on short-term borrowings was 9.8% and 10.9% for fiscal years 1995 and 1994, respectively.

8.    Long-Term Debt:

      Long-term debt consists of the following:

                                                                     1995         1994

Foreign denominated mortgage notes payable (DKK 1,061,064 and
 DKK 1,114,280 at September 30, 1995 and October 1, 1994,
 respectively) total monthly payments of $2,579 (DKK 14,247), varying interest rates from 9% to 10.5%, due 2005 through 2011,
 collateralized by the underlying building                           $ 192,053    $ 188,736

Mortgage note, monthly payments of $1,143, including interest at 11.75% adjustable annually, due March 2008, collateralized
 by the underlying building                                             88,954       92,187

Collateralized equipment loan, monthly payments of $4,168, plus
 interest at prime plus 1.75%, due October 1997                        104,167
                                                                     ----------------------
                                                                       385,174      280,923
Less current maturities                                                149,452      100,155
                                                                     ----------------------
                                                                     $ 235,722    $ 180,768
                                                                     ======================


        Maturities of long-term debt are as follows:
          1996                          $ 149,452
          1997                             61,960
          1998                             17,425
          1999                             14,700
          2000                             16,299
          Thereafter                      125,338
                                        ---------
                                        $ 385,174
                                        =========

      The Company made interest payments of approximately $207,000, $42,500 and $26,000 in 1995, 1994 and 1993, respectively.

      The fair value of notes payable to banks and long-term debt at September 30, 1995 approximates the carrying value of such debt in the financial statements.

9.    Commitments and Contingencies:

      The Company leases manufacturing, warehouse and office facilities under various operating leases. Rental expense for these leases, excluding real estate taxes paid by the Company for a leased building, was $207,000 in 1995, $260,000 in 1994 and $261,200 in
      1993. During the year, the Company renegotiated the terms of its Pocasset, Massachusetts facility lease. The expenses of settlement are included in the restructuring charge (see Note 13). The Company leases certain computer equipment under capital leases with an original cost of $178,000.

      Approximate future minimum lease payments, by year and in the aggregate, under capital and noncancelable operating leases, were as follows at September 30, 1995:

                                                                 Capital      Operating
                                                                 Leases       Leases

      1996                                                       $  70,764    $ 187,286
      1997                                                          56,726      178,536
      1998                                                                      114,210
                                                                 ----------------------
      Total future minimum lease payments                          127,490    $ 480,032
                                                                              =========
      Less amounts representing interest                           (13,261)
                                                                 ---------

      Present value (interest rates ranging from 8.75% to
       12.25%) of future minimum lease payments on capital
       leases                                                      114,229

      Less current portion                                          60,429
                                                                 ---------
                                                                 $  53,800
                                                                 =========

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate results of such matters cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.

10.   Narrowband Network Systems, Inc. ("NNS"):

      On November 18, 1994, NNS was incorporated in the State of
      Washington as a subsidiary of SEA to participate in the business of providing specialized mobile radio ("SMR") services.

      NNS has entered into management agreements ("Management Agreements") with the holders of 220 MHz licenses granted by the Federal Communications Commission ("FCC") in approximately 75 markets across the United States (the "Managed Markets'). Under the Management Agreements, NNS is required to construct and develop the SMR systems in the Managed Markets. NNS retains the revenues generated by the systems, after remitting a fixed percentage to the license holders. Any cash shortfall must be funded by NNS.

      Under each of the Management Agreements, NNS has an option after construction to acquire the license holder's interest in their respective SMR system in exchange for (i) a fixed percentage of the gross receipts from the system for as long as it continues to be operated by NNS and (ii) a fixed percentage of any profit realized by NNS upon the system's ultimate disposition. In certain cases, NNS has guaranteed a minimum dollar amount to be remitted to the license holder upon system disposition.

      In April 1995, NNS entered into an agreement with Incom Communications Corporation ("Incom") for the operation of the SMR systems in certain of the Managed Markets. Under the terms of this agreement, NNS is obligated to provide the licenses and certain backbone equipment for each system and Incom is required to provide either all or partial operational support. Revenues from system operations are split between NNS and Incom using contractual percentages based upon the level of support provided by each.

      In addition, the Company has contracted with other third parties ("SMR Operators") for operation of the systems in certain of the Managed Markets. Under the terms of these agreements, NNS is to provide the system facilities and the SMR Operators agree to provide essentially all other operational support in exchange for a fixed percentage of the gross revenues from each system and an equity interest in the systems, including the related licenses.

      At September 30, 1995 and October 1, 1994, fixed assets include $615,014 and $247,202, respectively, of facilities related to the SMR systems and other assets include $235,695 and $95,317, respectively, of legal and other costs associated with the acquisition of license interests in the Managed Markets. Because only limited operations commenced in the fourth fiscal quarter, revenues from NNS' operations were negligible during the year ended September 30, 1995.

11.   Stockholders' Equity:

      1992 Stock Option Plan for Non-Employee Directors

      The 1992 Stock Option Plan for Non-Employee Directors provides for annual grants of nonqualified options to purchase 1,500 common shares to each non-employee Director. The exercise price for options granted is equal to the fair market value at the date of grant. Options granted under this Plan are immediately vested and exercisable for a period of ten years from the date of grant so long as the holder remains a Director.

                                                Shares     Price

        Outstanding at October 3, 1992                     $      -
          Granted                                4,500                4.00
          Canceled                              (1,500)               4.00

        Outstanding at October 2, 1993           3,000                4.00
          Granted                                3,000                5.12

        Outstanding at October 1, 1994           6,000       4.00 -   5.12
          Granted                                3,000                8.62

        Outstanding at September 30, 1995        9,000     $ 4.00 - $ 8.62

        Exercisable at September 30, 1995        9,000     $ 4.00 - $ 8.62

      1991 Stock Option Plan

      The 1991 Stock Option Plan authorized grants of incentive and nonqualified stock options for 350,000 common shares, of which 200,000 shares are reserved for issuance of options at an exercise price equal to the fair market value at the date of grant and vest equally over time, generally four years (the "Qualified Options"), 100,000 shares are reserved for issuance of options which vest equally over time but do not meet the requirements of the Qualified Options (the "Nonqualified Options"), and 50,000 shares are reserved for issuance of options which also do not meet such requirements, but are subject to an accelerated vesting schedule (the "Piggy-Back Options"). Qualified Options and Nonqualified Options expire not more than ten years from the date of grant and Piggy-Back Options expire twenty years and six months from the date of grant. The Piggy-Back Options are to be granted in conjunction with the grant of Nonqualified Options. The Piggy-Back Options shall not be exercised prior to twenty years from the date of the grant, except that if, within five years from the date of grant, the trading price exceeds a specified price, such Piggy-Back Options shall become subject to a five-year vesting schedule with respect to the number of shares equal to 50% of the unexercised portion of Nonqualified Options granted to the employee. All Piggy-Back Options outstanding at September 30, 1995, commenced five year vesting on September 9, 1994.

      1991 Stock Option Plan, Continued

      Proceeds received from the exercise of options are credited to the capital accounts. Compensation cost is recorded based upon the difference between market prices and exercise prices at the date of grant and amortized to expense over the vesting period.

                                                              1991 Stock Option Plan
                                    ----------------------------------------------------------------------
                                    Qualified Options         Nonqualified Options      Piggy-Back Options
                                    -----------------------   ----------------------    ------------------
                                    Shares    Price           Shares    Price           Shares    Price

Outstanding at October 3, 1992      118,373   $       4.50    63,000    $       1.50    31,500    $4.50
Exercised                                                     (5,750)           1.50
Granted                               6,500            4.00
Canceled                            (31,365)           4.50   (5,750)           1.50    (5,750)    4.50
                                    --------------------------------------------------------------------

Outstanding at October 2, 1993
 and October 1, 1994                 93,508    4    -  4.50   51,500            1.50    25,750     4.50

Exercised                           (20,670)   4    -  4.50   (7,500)           1.50      (750)    4.50
Granted                              21,500            9.00    6,500            6.00
Canceled                                                                                (3,000)    4.50
                                    -------------------------------------------------------------------

Outstanding at September 30, 1995    94,338   $4.00 - $9.00   50,500    $1.50 -$6.00    22,000    $4.50
                                    -------------------------------------------------------------------

Exercisable at September 30, 1995    72,838   $4.00 - $4.50   44,000    $       1.50     8,800    $4.50
                                    -------------------------------------------------------------------

Available for grant at
 September 30, 1995                  84,992                   36,250                    27,250
                                    ========                 ========                  ========

      Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for full-time employees who have attained certain length-of-service requirements and who do not own 5% or more of the Company's outstanding stock. Under the terms of the plan, eligible employees are granted the right on a semiannual basis to purchase shares of the Company's common stock. The purchase price is equal to 90% of the fair market value of the Company's Common Stock during certain predetermined periods, and employees may purchase shares having an aggregate value of up to 10% of basic compensation. The Company issued 1,272 shares in 1995, 1,847 shares in 1994 and 630 shares in 1993 in connection with the Employee Stock Purchase Plan.

      Employee Investment Plan

      The Company maintains the Datamarine Employee Investment Plan (a 401(k) Plan). All full-time employees who have reached age 21 and have one year of service are eligible for participation. Employees can contribute up to 12% of their base salary with the Company matching 50% of the first 6% of base salary contributed. The Company issued 4,599 shares in 1995, 12,112 in 1994 and 20,927 shares in 1993 to the plan.

      Nonqualified Stock Options

      During fiscal 1995, an option to purchase 15,000 of the Company's common shares at $7.375 per shares, issued pursuant to a severance arrangement, and an option to purchase 5,000 shares at $3.75 per share, issued under a consulting arrangement, were exercised.

      Shares Reserved for Future Issue

      At September 30, 1995, the Company had reserved the following shares of its common stock for future issue:


           Employee Stock Purchase Plan                            7,671
           1991 Stock Option Plan:
             Qualified Options                                   179,330
             Nonqualified Options                                 86,750
             Piggy-Back Options                                   49,250
           1992 Stock Option Plan for Non-employee Directors       9,000
                                                                --------
                                                                 332,001
                                                                ========

12.   Income Taxes:

      The Company adopted FAS 109, "Accounting for Income Taxes," effective October 3, 1993. Upon adoption, a valuation allowance was recognized equal to the Company's net deferred tax asset resulting from the tax benefits of net operating loss carryforwards and future deductible temporary differences of $942,000.

      The benefit of income taxes consists of the following:

                                                  1995            1994       1993

        Currently (refundable) payable:
          Federal                                 $               $          $ (213,506)
          State                                                                   5,000
                                                  -------------------------------------
                                                                               (208,506)
        Deferred (benefit) provision - Federal      (1,083,640)                  76,000
                                                  -------------------------------------
                                                  $ (1,083,640)              $ (132,506)
                                                  =====================================

      The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                              1995           1994

Net operating loss carryforwards              $   967,000    $    836,000
Accrued expenses not currently deductible
 for tax purposes                                 233,000          47,000
General business tax credit carryforwards         127,000          74,000
Property and equipment                             47,000          66,000
Allowance for doubtful accounts                    53,000         167,000
Inventory, principally due to valuation
 differences and overhead application             138,000         (54,000)
Other, individually less than 5% of
 deferred tax asset                                   992           6,000
                                              ---------------------------
                                                1,565,992       1,142,000
Less valuation allowance                         (440,000)     (1,142,000)
                                              ---------------------------
Net deferred tax assets                       $ 1,125,992     $
                                              ===========================

      At October 1, 1994, a valuation allowance was recorded equal to the Company's deferred tax asset balance of $1,142,000 due to the uncertainty of future taxable income estimates. During fiscal 1995, the valuation allowance was reduced by $702,000 to reflect management's current assessment of the amount of deferred federal tax assets which are more likely realizable than not. This assessment is based upon management's current estimates of future consolidated taxable income and reflects the substantial growth realized in sales of (and order backlog for) narrowband land mobile radio system products since their introduction in fiscal 1993 (see
      Note 1), as well as the administrative cost reductions and manufacturing efficiencies achieved as a result of the 1995 restructuring activities (see Note 13). The remaining valuation allowance balance at September 30, 1995 relates primarily to deferred state tax benefits of net operating loss carryforwards and future deductible temporary differences which are not expected to be realized on a separate company return basis.

      The reconciliation of taxes on income at the federal statutory rate to the actual benefit of income taxes is presented below:

                                            1995             1994           1993

Tax at statutory rate                       $   (261,000)    $ (135,000)    $ (690,000)
State taxes, net of federal tax benefit          (99,000)       (67,520)         3,000
Unrecognized deferred income tax benefit                                        32,000
Unrecognized net operating loss benefit                                        392,000
Other                                            (21,640)         2,520        130,494
Change in valuation allowance                   (702,000)       200,000
                                            ------------------------------------------
                                            $ (1,083,640)    $              $ (132,506)
                                            ==========================================

      As of September 30, 1995, the Company has net operating loss carryforwards of $1,893,000 which are available to reduce future federal taxable income ($1,153,000 of which expire in fiscal 2008, $513,000 in fiscal 2009 and the remainder in 2010). The Company also has general business tax credit carryforwards of $127,000. The Company made tax payments of approximately $6,000 and $13,000 in 1994 and 1993, respectively, and received a tax refund of approximately $98,000 in 1993.

13.   Restructuring Charge:

      During fiscal 1995, the Company recognized a special charge of $686,458 in connection with a restructuring program designed to improve productivity and permanently reduce costs. The Company moved its corporate administrative functions and production of its instrumentation product line from Pocasset, Massachusetts to its facility in Mountlake Terrace, Washington. The restructuring was announced effective January 1995 and is expected to be substantially completed by December 31, 1995. The program is expected to result in the permanent reduction of approximately 30 employees and 35,000 square feet of manufacturing and office space. The restructuring charge was comprised of $346,524 in writedowns of production equipment and leasehold improvements, $94,630 in writedowns of inventory related to discontinued products, $147,748 in employee
      termination benefits, and $97,556 in lease settlement costs.   The
      lease was settled for $210,000, including $112,444 related to past due rental amounts, comprised of $30,000 in cash and the issuance of 22,000 shares of the Company's common stock having a fair market value of $180,000.

14.   Subsequent Event:

      On December 19, 1995, the Company announced the private placement issuance of $2,000,000 in Convertible Debentures due in the year 2000 bearing interest at increasing rates from 10-15% per annum. The Debentures are convertible into Redeemable Preferred Stock and Convertible Participating Preferred Stock. The Convertible Participating Preferred Stock is further convertible into approximately 164,000 shares of the Company's common stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                  PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and offices of all executive officers of the Registrant are as follows:

   Name                 Age    Office
   ----                 ---    ------

   Peter D. Brown       48     Chairman of the Board,  President and Chief
                               Executive Officer of Registrant

   David C. Thompson    66     Director and Principal Financial and Accounting
                               Officer of Registrant, President and Chief Executive
                               Officer of SEA, Inc., a subsidiary

The term of office of the executive officers of the Registrant is as set forth in the Registrant's bylaws, namely: "until the next annual election to the office which he holds and until his successor is chosen and qualified or until he sooner dies, resigns, is removed or becomes disqualified." There is no family relationship between the executive officers.

Mr. Brown was elected President of the Registrant in September 1991. Mr. Brown is CEO of The South Beach Company, a management company, and Vice-President and Treasurer of Gordon & Ferguson, a manufacturer of mens' and boys' outerwear. From 1974 through 1990, Mr. Brown was CEO of Heather Hill Sportswear Co., an apparel company.

Mr. Thompson served as Acting Chief Executive Officer of the Registrant, from June 1990 until January 1991. Mr. Thompson served as Executive Vice President and Chief Operating Officer of the Registrant from October 1989 until February 1992. Mr. Thompson has served as President and Chief Executive Officer of SEA, Inc., a wholly-owned subsidiary of the Registrant, since its acquisition by the Registrant in 1986. He had held the same position with SEA before the merger since 1980. In 1995, he was named Principal Financial and Accounting Officer of the Registrant. Mr. Thompson was previously President, Chief Executive Officer and a Director of SBE, Inc., a public corporation involved in the manufacture of CB radios, land mobile and marine VHF communication products.


ITEMS 10, 11, 12 and 13.

The information called for by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Stockholders.


                                  PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements and Financial Statement Schedules

      The financial statements as set forth under Item 8 are filed as part of this report.

      Schedule II - Valuation and Qualifying Accounts

      Report of Independent Accountants on above listed financial statement schedule.

      Schedules not listed above have been omitted since they are either not required, not applicable, or the information is included in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K.  None.

(c)   List of Exhibits


Exhibit
Number                              Description
-------                             -----------

 3.1     Articles of Organization, as amended

 3.2     Bylaws, incorporated by reference to Registration Statement
         0-8936 on Form10.

 4       Debenture Purchase Agreement with exhibits

10.1 Datamarine International, Inc. 1991 Stock Option Plan, incorporated by reference to Registration Statement 33-48532 on Form S-8 and 33-11232 on Form S-3.

10.2 1992 Stock Option Plan for Non-employee Directors, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended October 1, 1994.

10.3     Debenture Purchase Agreement with exhibits, same as 4.1 above.

11       Computation of Earnings Per Share

21       Subsidiaries

23       Consent of Independent Accountants

27       Financial Data Schedule



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATAMARINE INTERNATIONAL, INC.


By:  /s/ PETER D. BROWN
     Peter D. Brown, President
     Chief Executive Officer

By:  /s/ DAVID C. THOMPSON
     David C. Thompson
     Principal Financial and Accounting Officer

Date:  December 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ PETER D. BROWN                       By:  /s/ DAVID M. BROWN
     Peter D. Brown, Chairman of the Board         David M. Brown, Director
     December 29, 1995                             December 29, 1995


By:  /s/ GEOFFREY W. KREIGER                  By:  /s/ DAVID C. THOMPSON
     Geoffrey W. Kreiger, Director                 David C. Thompson, Director
     December 29, 1995                             December 29, 1995


By:  /s/ DALE N. HATFIELD
     Dale N. Hatfield, Director
     December 29, 1995


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES


COL. A                                            COL. B          COL. C                          COL. D          COL. E

                                                                  Additions
                                                  Balance at      -----------------------------                   Balance at
                                                  Beginning of    Charged to        Charged to    Deductions      End of
DESCRIPTION                                       Period          Expenses          Other         (describe)      Period
----------------------------------------------------------------------------------------------------------------------------


Year ended September 30, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts               $   142,292         59,725                        43,824  (1)   $   158,193
    Allowance for slow moving inventory               183,502        104,417                        14,295  (2)       273,624
    Valuation allowance for deferred tax asset      1,142,000                                      702,000  (4)       440,000
                                                  ---------------------------------------------------------------------------
      Totals                                      $ 1,467,794        164,142                       760,119        $   871,817
                                                  ===========================================================================

Product liability warranty                        $   197,524        120,819                        80,874  (3)   $   237,469
                                                  ===========================================================================

Year ended October 1, 1994
  Deducted from asset accounts:
    Allowance for doubtful accounts               $   204,031        (42,048)                       19,691  (1)   $   142,292
    Allowance for slow moving inventory               461,491         56,482                       334,471  (2)       183,502
    Valuation allowance for deferred tax asset                     1,142,000  (5)                                   1,142,000
                                                  ---------------------------------------------------------------------------
      Totals                                      $   665,522      1,156,434                       354,162        $ 1,467,794
                                                  ===========================================================================


Product liability warranty                        $   160,293        112,965                        75,734  (3)   $   197,524
                                                  ===========================================================================

Year ended October 2, 1993
  Deducted from asset accounts:
    Allowance for doubtful accounts               $   254,488         28,308                        78,765  (1)   $   204,031
    Allowance for slow moving inventory               394,669        130,311                        63,489  (2)       461,491
                                                  ---------------------------------------------------------------------------
      Totals                                      $   649,157     $  158,619                      $142,254        $   665,522
                                                  ===========================================================================

Product liability warranty                        $   187,146         91,960                       118,813  (3)   $   160,293
                                                  ===========================================================================

<F1> (1)   Uncollectible accounts written off, net of recoveries
<F2> (2)   Obsolete material written off
<F3> (3)   Warranty claims honored during the year
<F4> (4)   Reduction of deferred tax asset valuation account, credited to benefit of income taxes
<F5> (5)   Includes cumulative effect of FAS 109 "Accounting for Income Taxes"
           adoption as of October 3, 1993.


Report Of Independent Accountants


To the Stockholders and Board of Directors of Datamarine International, Inc.:

Our report on the consolidated financial statements of Datamarine International, Inc. and Subsidiaries as of September 30, 1995 and October 1, 1994 and for the years ended September 30, 1995, October 1, 1994 and October 2, 1993 is included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule for the years ended September 30, 1995, October 1, 1994 and October 2, 1993, listed in Item 14(a) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/:  COOPERS & LYBRAND L.L.P


Seattle, Washington
December 20, 1995