Form 10-K/A
period 1995-09-30
DATAMARINE INTERNATIONAL INC
filed 1996-02-08
CIK 27075

THIS 10K/A IS BEING FILED TO INCLUDE EXHIBIT 23--ACCOUNTANT'S CONSENT,
     WHICH WAS INCORRECTLY SUBMITTED IN THE ORGINAL FILING OF THE 10-K



                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                 FORM 10-K/A

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



Exhibit
Number                Description
-------               -----------

  23        Consent of Independent Accountants



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

Date: January 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ PETER D. BROWN                       By: /s/ DAVID M. BROWN
    Peter D. Brown, Chairman of the Board        David M. Brown, Director
    January 23, 1996                             January 23, 1996

By: /s/ GEOFFREY W. KREIGER                  By: /s/ DAVID C. THOMPSON
    Geoffrey W. Kreiger, Director                David C. Thompson, Director
    January 23, 1996                             January 23, 1996

By: /s/ DALE N. HATFIELD
    Dale N. Hatfield, Director
    January 23, 1996