Form 10-Q
period 1995-12-30
DATAMARINE INTERNATIONAL INC
filed 1996-02-20
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 30, 1995
                                        -----------------

Commission File Number                  0-8936
                                        ------

                       DATAMARINE INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)


            Massachusetts                            04-2454559
       (State of Incorporation)        (I.R.S. Employer Identification Number)


             7030 220th NW, Mountlake Terrace, Washington 98043
                  (Address of principal executive offices)


                               (206) 771-2182
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.

                           Yes   [X]      No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at December 30, 1995
      Common Stock, .01 Par Value                     1,297,095



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                           ------------------------------
                                           December 30,      December 31,
                                               1995              1994
                                           ------------      ------------

Net sales                                  $3,997,201        $3,643,920

Cost of product sold                        2,139,916         2,112,420
                                           ----------------------------

Gross profit                                1,857,285         1,531,500

Operating expenses                          1,366,914         1,487,925
                                           ----------------------------

Operating income                              490,371            43,575

Other (expense)                               (12,278)          (31,110)
                                           ----------------------------

Income before income taxes                    478,093            12,465

Provision for income taxes                    165,883                --
                                           ----------------------------

Net income                                   $312,210           $12,465
                                           ============================

Income Per Share                                $0.22             $0.01
                                           ============================

Average shares outstanding                  1,396,488         1,223,965


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                               December 30,    September 30,    December 31,
          ASSETS                                   1995            1995             1994
                                               ------------    -------------    ------------

Current assets:
  Cash and cash equivalents                    $ 1,252,160     $  252,843       $  157,367
  Accounts receivable                            2,200,882      2,337,607        2,544,836
  Inventories                                    3,179,918      3,371,976        3,738,128
  Prepaid expenses and other current assets        238,496        242,148          926,167
  Deferred income taxes, current                   174,117        340,000               --
                                               -------------------------------------------
      Total current assets                       7,045,573      6,544,574        7,366,498

Property, plant and equipment                    4,688,239      4,210,085        5,444,648
  Less accumulated depreciation                  2,548,632      2,472,871        3,916,633
                                               -------------------------------------------
    Property, plant and equipment, net           2,139,607      1,737,214        1,528,015

Deferred income taxes, noncurrent                  785,992        785,992
Other assets                                       382,783        255,801           27,816
                                               -------------------------------------------

                                               $10,353,955     $9,323,581       $8,922,329
                                               ===========================================

     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable to banks                       $   134,146     $1,468,750       $1,417,019
  Notes payable, other                                  --         30,000               --
  Accounts payable                                 895,336        814,437        1,434,345
  Accrued expenses                               1,333,341      1,312,600        1,263,120
  Current maturities of long-term debt             210,920        209,881          140,130
                                               -------------------------------------------
      Total current liabilities                  2,573,743      3,835,668        4,254,614

Long-term debt, less current maturities          1,535,864        289,522          294,997

Redeemable preferred stock, $1 par value,
 issued, none                                           --             --               --
                                               -------------------------------------------

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares; including
   redeemable preferred shares, issued, none            --             --               --

  Common stock, $.01 par value, Authorized
   3,000,000 shares; 1,297,095 shares issued
   and outstanding                                  12,971         12,967           12,240
  Capital in excess of par value                 3,801,046      3,078,182        2,569,330
  Unearned compensation                            (22,497)       (33,376)         (45,060)
  Retained earnings                              2,452,828      2,140,618        1,836,208
                                               -------------------------------------------
      Total stockholders' equity                 6,244,348      5,198,391        4,372,718
                                               -------------------------------------------

                                               $10,353,955     $9,323,581       $8,922,329
                                               ===========================================



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended
                                                                ----------------------------
                                                                December 30,    December 31,
                                                                    1995            1994
                                                                ------------    ------------

OPERATING ACTIVITIES
  Net income                                                    $  312,210      $  12,465
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                   77,088        115,809
    Provision for losses on accounts receivable                     23,385         22,519
    Amortization of unearned compensation                           10,879         10,204
    Provision for income taxes                                     165,883             --
    Changes in operating assets and liabilities:
      Accounts receivable                                          113,340       (248,990)
      Inventories and prepaid expenses                             195,710       (859,752)
      Accounts payable and accrued expenses                        101,640        401,319
                                                                -------------------------
        Net cash provided by (used in) operating activities      1,000,135       (546,426)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including
   self-constructed equipment                                     (478,154)      (104,888)
  (Increase) in other assets                                      (128,309)        (7,975)
                                                                -------------------------
        Net cash (used in) investing activities                   (606,463)      (112,863)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                 2,868         18,756
  Proceeds from bank borrowings                                         --        630,000
  Proceeds from other borrowings                                 2,000,000             --
  Principal payments on other borrowings                           (30,000)            --
  Principal payments on revolving line of credit and
   long-term debt                                               (1,367,223)       (13,026)
                                                                -------------------------
        Net cash provided by financing activities                  605,645        635,730

Increase (decrease) in cash and equivalents during period          999,317        (23,559)
Cash and equivalents at beginning of period                        252,843        180,926
                                                                -------------------------

Cash and equivalents at end of period                           $1,252,160      $ 157,367
                                                                =========================


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with instructions to FORM 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with Generally Accepted Accounting Principles. In the opinion of management, they fairly represent the operating results of the Company for the periods presented. All accruals necessary for a fair presentation of the operating results of the period have been included. Accounting policies used in FY96 are consistent with those used in FY95. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on FORM 10-K for the year ended September 30, 1995. The results shown are not necessarily indicative of the results that may be expected in succeeding quarters.

Note B - Inventory Components  Inventories consisted of the following at:

                      December 30, 1995    September 30, 1995    December 31, 1994
----------------------------------------------------------------------------------
Finished Goods        $  991,205           $1,319,509            $1,107,717
Raw Material           2,188,713            2,052,467             2,630,411
----------------------------------------------------------------------------------
                      $3,179,918           $3,371,976            $3,738,128
----------------------------------------------------------------------------------

Note C - Convertible Debt and Preferred Stock On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in subordinated Convertible Debentures due in the year 2000. The Debentures bear interest at increasing rates from 10-15% per annum, and may be prepaid at anytime, subject to the lender's rights of conversion. The lender may convert the Debentures at anytime into 2000 shares of Redeemable Preferred Stock and 2000 shares of Convertible Preferred Stock.

The $2,000,000 proceeds from the Debenture were allocated to the Debenture's carrying value and additional paid in capital based on the relative fair values of the Debenture and the 163,967 shares of common stock obtainable on conversion. The discount on the Debenture is accreted by periodic charges to earnings over the life of the issue, as are the direct costs related to the issue.

Redeemable Preferred Stock
--------------------------

Each $1,000 principal value of the Debentures is convertible into one share of Redeemable Preferred Stock. The Redeemable Preferred Stock (2000 shares designated, $1 par value) is entitled to cumulative dividends in an amount equal to the interest that would otherwise be payable on the Debentures, and is subject to mandatory redemption in the year 2000. The Redeemable Preferred Stock has no voting rights. The Company may, in its sole discretion, at anytime after December 19, 1997, redeem all of the shares of the Redeemable Preferred Stock then outstanding at a price of $1000 per share.

Convertible Preferred Stock
---------------------------

Each share of the Convertible Preferred Stock (2000 shares designated, $1 par value) is convertible at anytime by the holder into approximately 82 shares of the Company's common stock (.01 par value). Convertible Preferred shares have voting rights equal to common shares, and are entitled to such number of votes per share as equals the number of shares of common stock into which each share of Convertible Preferred Stock is then convertible. The Company may, in its sole discretion, at anytime after December 19, 2000, either convert the shares to common stock, or redeem the shares for the fair value.

Note D - Income Taxes Management has determined, based on the restructuring of its unprofitable operation and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully its deferred tax assets.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                       QUARTER ENDED DECEMBER 30, 1995

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended December 30, 1995 and the comparable quarter in the prior fiscal year.

          Sales                                                  Gross Profit
--------------------------                                --------------------------
December 30,  December 31,                                December 30,  December 31,
   1995          1994                                        1995          1994
------------------------------------------------------------------------------------

$2,506,836    $1,994,262    Land Mobile Communications    $1,221,374    $  937,649
 1,162,170     1,103,887    Marine Communications            505,922       454,898
   328,195       545,771    Marine Instrumentation           129,989       138,953
------------------------------------------------------------------------------------
$3,997,201    $3,643,920    Total                         $1,857,285    $1,531,500
------------------------------------------------------------------------------------

Sales order backlogs were as follows: Land Mobile Communications $7,553,000, Marine Communications $50,000 and Marine Instrumentation $100,000. Land Mobile Communications backlogs are volatile, based upon the customers' ability to obtain F.C.C. approval for site locations.

Income and expense items as a                            Percentage
   percentage of net sales                           increase (decrease)
---------------------------------------------------------------------
                                                        1995    1994
December 30,   December 31,                              to      to
   1995           1994                                  1996    1995
---------------------------------------------------------------------

   100%           100%       Net sales                    10      93
    54             58        Cost of products sold         1      60
    46             42        Gross profit                 21     173
    34             41        Operating expenses           (8)     36
    12              1        Operating income           1025    n.m.
     0             (1)       Other income(expense)       (61)   n.m.
    12              0        Income before taxes        3681    n.m.
     4              0        Provision for taxes        n.m.    n.m.
     8              0%       Net income                 2405    n.m.

Net sales increased by $353,281 or 10% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products increased by $512,574 or 26% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine radio/telephone systems increased by $58,283 or 5%. Net sales of the Company's recreational marine instrumentation systems decreased by $217,576 or 40%.

Gross profit was $1,857,285 (46% of net sales), as compared to $1,531,500 (42% of net sales) in last year's first quarter, an increase of $325,785 or 21%. The gross profit on land mobile products was $1,221,374 (49% of such sales), as compared to $937,649 (47% of such sales) in the prior year, an increase of $283,725 or 30%. The gross profit on marine radio/telephone systems was $505,922 (44% of such sales), as compared to $454,898 (41% of such sales) in the prior year, an increase of $51,024 or 11%. The gross profit on recreational marine instrumentation systems was $129,989 (40% of such sales), as compared to $138,953 (25% of such sales) in the prior year, a decrease of $8,964 or 6%. The overall increase in gross profit margin was primarily due to a greater portion of the Company's sales coming from higher margin land mobile products. Land mobile margins vary depending upon the sales mix across the product line, and base station equipment typically has a higher gross margin than mobile products. Profit margins on marine instrumentation products improved due to lower manufacturing costs as a result of consolidating production at the Mountlake Terrace, Washington location.

Operating expenses were $1,366,914 (34% of net sales), as compared to $1,487,925 (41% of net sales) last year, a decrease of $121,011 or 8%. Operating costs declined as a result of savings realized from the restructuring which commenced in the second quarter of FY95.

As a result of the private placement issuance of $2,000,000 in Convertible Debentures, one of the Company's credit lines was increased from $2,000,000 to $2,500,000. On December 30, 1995, the Company's principal sources of liquidity consisted of $1,252,160 in cash and equivalents and $3,365,000 in the unused portion of bank working capital credit lines.



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

                       QUARTER ENDED DECEMBER 30, 1995

                         PART II - OTHER INFORMATION


Items 1,2,3,4, and 5

There were no reportable events or matters under these captions during the quarter ended December 30, 1995.

Item 6

(b) There were no reports on FORM 8-K filed during the quarter ended December 30, 1995.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Datamarine International, Inc.
                                                 (Registrant)

Date:  February 13, 1996                /s/ DAVID C. THOMPSON
------------------------                -------------------------------
                                        Principal Financial and
                                        Accounting Officer