Form 10-Q
DATAMARINE INTERNATIONAL INC
filed 1996-05-20
CIK 27075

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 1996 Commission File
      Number 0-8936


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

                            Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at March 30, 1996
      Common Stock, .01 Par Value                       1,297,095



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                         Three Months Ended          Six Months Ended
                                         ------------------------    ------------------------
                                         March 30,     April 1,      March 30,     April 1,
                                         1996          1995          1996          1995
                                         ----------    ----------    ----------    ----------

Net sales                                $3,963,374    $3,553,266    $7,960,575    $7,197,186

Cost of product sold                      2,335,990     2,027,565     4,475,906     4,139,985
                                         ----------------------------------------------------

Gross profit                              1,627,384     1,525,701     3,484,669     3,057,201

Operating expenses                        1,375,663     1,476,006     2,742,577     2,963,931

Restructuring charge                             --     1,187,885            --     1,187,885
                                         ----------------------------------------------------

Operating income (loss)                     251,721    (1,138,190)      742,092    (1,094,615)

Other expense                                99,331        50,813       111,609        81,923
                                         ----------------------------------------------------

Income (loss) before income taxes           152,390    (1,189,003)      630,483    (1,176,538)

Provision (benefit) for income taxes         58,524    (1,200,553)      224,407    (1,200,553)
                                         ----------------------------------------------------

Net income                               $   93,866    $   11,550    $  406,076    $   24,015
                                         ====================================================

Income Per Share                         $     0.06    $     0.01    $     0.28    $     0.02
                                         ====================================================

Average shares outstanding                1,557,151     1,251,592     1,476,819     1,251,592


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                March 30,      September 30,    April 1,
ASSETS                                          1996           1995             1995
                                                -----------    -------------    ----------

Current assets:
  Cash and cash equivalents                     $   508,425    $  252,843       $  122,543
  Accounts receivable                             2,485,589     2,337,607        2,433,900
  Inventories                                     4,067,506     3,371,976        3,519,271
  Prepaid expenses and other current assets         186,112       242,148          582,632
  Deferred income taxes, current                    200,000       340,000        1,200,553
                                                ------------------------------------------
      Total current assets                        7,447,632     6,544,574        7,858,899

Property, plant and equipment                     4,772,591     4,210,085        5,340,470
  Less accumulated depreciation                   2,661,759     2,472,871        4,104,936
                                                ------------------------------------------
  Property, plant and equipment, net              2,110,832     1,737,214        1,235,534


Deferred income taxes, noncurrent                   701,110       785,992               --
Other assets                                        504,030       255,801           26,487
                                                ------------------------------------------
                                                $10,763,604    $9,323,581       $9,120,920
                                                ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable to banks                        $   124,895    $1,468,750       $1,379,519
  Notes payable, other                                   --        30,000               --
  Accounts payable                                1,035,187       814,437        1,108,616
  Accrued expenses                                1,526,491     1,312,600        1,709,032
  Current maturities of long-term debt              203,532       209,881          126,936
                                                ------------------------------------------
      Total current liabilities                   2,890,105     3,835,668        4,324,103


Long-term debt, less current maturities           1,767,647       289,522          292,041

  Redeemable preferred stock, $1 par value,
   issued, none                                          --            --               --

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares; including
   redeemable preferred shares, issued, none             --            --               --

  Common stock, $.01 par value, Authorized
   3,000,000 shares; 1,297,095 shares issued
   and outstanding                                   12,971        12,967           12,516
  Capital in excess of par value                  3,561,046     3,078,182        2,679,902
  Unearned compensation                             (14,859)      (33,376)         (35,400)
  Retained earnings                               2,546,694     2,140,618        1,847,758
                                                ------------------------------------------
      Total stockholders' equity                  6,105,852     5,198,391        4,504,776
                                                ------------------------------------------
                                                $10,763,604    $9,323,581       $9,120,920
                                                ==========================================


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Six Months Ended
                                                        ------------------------
                                                        March 30,     April 1,
                                                        1996          1995
                                                        ----------    ----------

OPERATING ACTIVITIES
  Net income                                            $  406,076    $   24,015
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          188,888       206,276
    Non-cash portion of loss from restructuring charge          --       809,597
    Provision for losses on accounts receivable             36,286        39,642
    Employee investment plan expense                            --        24,520
    Amortization of unearned compensation                   18,517        19,864
    Amortization of bond discount and issue costs           25,875            --
    Deferred tax provision                                 224,882    (1,200,553)
    Changes in operating assets and liabilities:
      Accounts receivable                                 (184,268)     (155,177)
      Inventories and prepaid expenses                    (639,494)     (760,432)
      Accounts payable and accrued expenses                434,641       521,502
                                                        ------------------------
  Net cash provided by (used in) operating activities      511,403      (470,746)

INVESTING ACTIVITIES
    Purchases of property, plant and equipment,
     including self-constructed equipment                 (562,506)     (249,399)
    (Increase) in other assets                            (258,104)       (6,646)
                                                        ------------------------
  Net cash (used in) investing activities                 (820,610)     (256,045)

FINANCING ACTIVITIES
    Proceeds from sale of common stock                       2,868       105,084
    Proceeds from bank borrowings                               --       630,000
    Proceeds from other borrowings                       2,000,000            --
    Principal payments on other borrowings                 (30,000)           --
    Principal payments on revolving line of credit
     and long-term debt                                 (1,408,079)      (66,676)
                                                        ------------------------
  Net cash provided by financing activities                564,789       668,408

  Increase (decrease) in cash and equivalents
   during period                                           255,582       (58,383)
  Cash and equivalents at beginning of period              252,843       180,926
                                                        ------------------------
  Cash and equivalents at end of period                 $  508,425    $  122,543
                                                        ========================


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


Note B - Inventory Components  Inventories consisted of the following at:

                   March 30, 1996   September 30, 1995    April 1, 1995
                   --------------   ------------------    -------------

Finished Goods       $1,162,766         $1,319,509         $1,336,244
Raw Material          2,904,740          2,052,467          2,183,027
                     ------------------------------------------------
                     $4,067,506         $3,371,976         $3,519,271
                     ------------------------------------------------

Note C - Restructuring Charge During the quarter ended April 1, 1995, the Company established a special charge of $1,187,885 in connection with a restructuring program designed to improve productivity and permanently reduce costs. Restructuring costs included the write down of products and related tooling, certain leasehold improvements, employee severance and lease termination expenses. The restructuring was substantially completed during FY95 and the ultimate costs were approximately $686,000.


Note D - Income Taxes Management has determined, based on the restructuring of its unprofitable operation and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully its deferred tax assets.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                        QUARTER ENDED MARCH 30, 1996


The following table sets forth the components of sales and gross profit by product line for the Quarter Ended March 30, 1996 and the comparable quarter in the prior fiscal year.

         Sales                                                 Gross Profit
-----------------------                                  ------------------------
 March 30,    April 1,                                    March 30,     April 1,
   1996         1995                                        1996          1995
----------   ----------                                  ----------    ----------

$2,075,813   $1,289,042    Land Mobile Communications    $  698,547    $  555,996
 1,285,293    1,480,506    Marine Communications            654,735       757,600
   602,268      783,718    Marine Instrumentation           274,102       212,105
---------------------------------------------------------------------------------
$3,963,374   $3,553,266    Total                         $1,627,384    $1,525,701
---------------------------------------------------------------------------------

Sales order backlogs were as follows:  Land Mobile Communications
$7,284,000, Marine Communications $84,000 and Marine Instrumentation $24,000. Land Mobile Communications backlogs are volatile, based upon the customers' ability to obtain F.C.C. approval for site locations.


Income and expense items as                                  Percentage
 a percentage of net sales                               increase (decrease)
---------------------------                              -------------------
                                                            1995     1994
  March 30,    April 1,                                      to       to
    1996         1995                                       1996     1995
  ---------    --------                                    ------   ------

    100%         100%      Net sales                         12       40
     59           57       Cost of products sold             15       24
     41           43       Gross profit                       7       67
     35           42       Operating expenses                (7)      15
      0           33       Restructuring charge             n.m.     n.m.
      6          (32)      Operating income (loss)          n.m.     n.m.
      2            2       Other expense                     95      n.m.
      4          (34)      Income (loss) before taxes       n.m.     n.m.
      2          (34)      Provision (benefit) for taxes    n.m.     n.m.
      2%           0%      Net income                       713      n.m.

Net sales increased by $410,108 or 12% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products increased by $786,771 or 61% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine radio/telephone systems decreased by $195,213 or 13%. Net sales of the Company's recreational marine instrumentation systems decreased by $181,450 or 23%.

Gross profit was $1,627,384 (41% of net sales), as compared to $1,525,701 (43% of net sales) in the prior year, an increase of $101,683 or 7%. The gross profit on land mobile products was $698,547 (34% of such sales), as compared to $555,996 (43% of such sales) in the prior year, an increase of $142,551 or 26%. The gross profit on marine radio/telephone systems was $654,735 (51% of such sales), as compared to $757,600 (51% of such sales) in the prior year, a decrease of $102,865 or 14%. The gross profit on recreational marine instrumentation systems was $274,102 (46% of such sales), as compared to $212,105 (27% of such sales) in the prior year, an increase of $61,997 or 29%. The overall gross profit margin was similar to that of last year's second quarter. Lower gross profit margins in land mobile products were offset by higher gross profit margins in marine instrumentation products. Land mobile margins vary depending upon the sales mix across the product line, and base station equipment typically has a higher gross margin than mobile products. During the quarter, a greater portion of land mobile sales came from mobile products. Profit margins on marine instrumentation products continued to improve due to lower manufacturing costs as a result of consolidating production at the Mountlake Terrace, Washington location.

Operating expenses were $1,375,663 (35% of net sales), as compared to $1,476,006 (42% of net sales) last year, a decrease of $100,343 or 7%. Operating costs declined as a result of savings realized from the restructuring which commenced in the second quarter of FY95.

Other expenses increased to $99,331 as compared to $48,518 last year. The increase is due primarily to additional interest expense, and the amortization of discount and direct costs related to the convertible debenture issued December 19, 1995.

On March 30, 1996, the Company's principal sources of liquidity consisted of $508,425 in cash and equivalents and $3,375,000 in the unused portion of bank working capital credit lines.



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

                        QUARTER ENDED MARCH 30, 1996

                         PART II - OTHER INFORMATION


Items 1,2,3,4, and 5

There were no reportable events or matters under these captions during the quarter ended March 30, 1996.

Item 6

(b) There were no reports on FORM 8-K filed during the quarter ended March 30, 1996.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Datamarine International, Inc.
                                        (Registrant)



Date:  May 14, 1996                     /s/ DAVID C. THOMPSON
-------------------------               ------------------------------
                                        Principal Financial and
                                        Accounting Officer