Form 10-Q
period 1996-06-28
DATAMARINE INTERNATIONAL INC
filed 1996-08-12
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     June 28, 1996

       Commission File Number                    0-8936


                       DATAMARINE INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)


            Massachusetts                           04-2454559
       (State of Incorporation)       (I.R.S. Employer Identification Number)


             7030 220th SW, Mountlake Terrace, Washington 98043
                  (Address of principal executive offices)

                               (206) 771-2182
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.

                            Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at June 28, 1996
      Common Stock, .01 Par Value                     1,302,627

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended             Nine Months Ended
                                           ------------------------     --------------------------
                                            June 28,       July 1,       June 28,        July 1,
                                              1996          1995           1996           1995
                                           ----------    ----------     -----------    -----------

Net sales                                  $4,393,041    $3,754,201     $12,353,616    $10,951,387

Cost of product sold                        2,630,688     2,442,050       7,106,594      6,582,035
                                           -------------------------------------------------------

Gross profit                                1,762,353     1,312,151       5,247,022      4,369,352

Operating expenses                          1,347,056     1,312,433       4,089,633      4,276,364
Restructuring charge (credit)                      --       (78,000)             --      1,109,885
                                           -------------------------------------------------------
Operating income (loss)                       415,297        77,718       1,157,389     (1,016,897)

Other expense                                 112,961        39,631         224,570        121,554
                                           -------------------------------------------------------

Income (loss) before income taxes             302,336        38,087         932,819     (1,138,451)

Provision (benefit) for income taxes          118,039        12,948         342,446     (1,187,605)
                                           -------------------------------------------------------

Net income                                 $  184,297    $   25,139     $   590,373    $    49,154
                                           =======================================================

Income Per Share                           $     0.12    $     0.02     $      0.40    $      0.04
                                           =======================================================

Average shares outstanding                  1,565,925     1,273,909       1,475,932      1,273,909

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                            June 28,      September 30,      July 1,
                                                              1996            1995            1995
                                                           -----------    -------------    ----------

ASSETS
Current assets:
  Cash and cash equivalents                                $    87,591     $  252,843      $  198,838
  Accounts receivable                                        3,304,281      2,337,607       2,422,381
  Inventories                                                5,511,275      3,371,976       3,481,495
  Prepaid expenses and other current assets                    221,613        242,148         595,045
  Deferred income taxes, current                               200,000        340,000       1,187,604
                                                           ------------------------------------------
      Total current assets                                   9,324,760      6,544,574       7,885,363

Property, plant and equipment                                4,886,543      4,210,085       5,411,675
  Less accumulated depreciation                              2,780,637      2,472,871       4,205,402
                                                           ------------------------------------------
  Property, plant and equipment, net                         2,105,906      1,737,214       1,206,273

Deferred income taxes, noncurrent                              583,069        785,992              --
Other assets                                                   521,135        255,801          23,342
                                                           ------------------------------------------
                                                           $12,534,870     $9,323,581      $9,114,978
                                                           ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Notes payable to banks                                   $ 1,406,392     $1,468,750      $1,492,019
  Notes payable, other                                              --         30,000              --
  Accounts payable                                           1,254,378        814,437         893,978
  Accrued expenses                                           1,566,556      1,312,600       1,621,588
  Current maturities of long-term debt                         129,894        209,881         154,125
                                                           ------------------------------------------
      Total current liabilities                              4,357,220      3,835,668       4,161,710

Long-term debt, less current maturities                      1,835,319        289,522         263,985

Redeemable preferred stock, $1 par value, issued, none              --             --              --

Stockholders' equity:
  Convertible preferred stock, $1 par value, Authorized
   1,000,000 shares; including redeemable preferred
   shares, issued, none                                             --             --              --
  Common stock, $.01 par value, Authorized 3,000,000
   shares; 1,302,627 shares issued and outstanding              13,026         12,967          12,739
  Capital in excess of par value                             3,611,954      3,078,182       2,829,387
  Unearned compensation                                        (13,640)       (33,376)        (25,740)
  Retained earnings                                          2,730,991      2,140,618       1,872,897
                                                           ------------------------------------------
      Total stockholders' equity                             6,342,331      5,198,391       4,689,283
                                                           ------------------------------------------
                                                           $12,534,870     $9,323,581      $9,114,978
                                                           ==========================================

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Nine Months Ended
                                                          ------------------------
                                                           June 28,       July 1,
                                                             1996          1995
                                                          ----------    ----------

OPERATING ACTIVITIES
  Net income                                              $  590,373    $   49,154
  Adjustments to reconcile net income to net cash
   provided by operating activities:

    Depreciation and amortization                            307,766       306,742
    Non-cash portion of loss from restructuring charge            --       809,597
    Provision for losses on accounts receivable               59,104         1,299
    Employee investment plan expense                          19,537        35,045
    Amortization of unearned compensation                     19,736        29,524
    Amortization of bond discount and issue costs             59,749            --
    Deferred tax provision                                   342,923    (1,187,605)
    Changes in operating assets and liabilities:
      Accounts receivable                                 (1,025,778)     (105,315)
      Inventories and prepaid expenses                    (2,118,764)     (537,496)
      Accounts payable and accrued expenses                  693,897       219,420
                                                          ------------------------
        Net cash (used in) operating activities           (1,051,457)     (379,635)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including
   self-constructed equipment                               (676,458)     (455,176)
  (Increase) in other assets                                (285,083)      (66,501)
                                                          ------------------------
        Net cash (used in) investing activities             (961,541)     (521,677)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                          34,294       244,267
  Proceeds from bank borrowings                            1,300,000       885,000
  Proceeds from other borrowings                           2,000,000            --
  Principal payments on other borrowings                     (30,000)           --
  Principal payments on revolving line of credit and
   long-term debt                                         (1,456,548)     (210,043)
                                                          ------------------------
        Net cash provided by financing activities          1,847,746       919,224

  Increase (decrease) in cash and equivalents during
   period                                                   (165,252)       17,912
  Cash and equivalents at beginning of period                252,843       180,926
                                                          ------------------------

  Cash and equivalents at end of period                   $   87,591    $  198,838
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


Note B - Inventory Components  Inventories consisted of the following at:

                       June 28, 1996   September 30, 1995   July 1, 1995
                       -------------   ------------------   ------------

     Finished Goods     $1,939,829         $1,319,509        $1,407,833
     Raw Material        3,571,446          2,052,467         2,073,662
                        -----------------------------------------------
                        $5,511,275         $3,371,976        $3,481,495
                        ===============================================

Note C - Reclassifications Certain reclassifications have been made to the July 1, 1995 financial statements in order to conform to the September 30, 1995 and June 28, 1996 presentations.


Note D - Income Taxes Management has determined, based on the restructuring of its unprofitable operation and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully its deferred tax assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                         QUARTER ENDED JUNE 28, 1996

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended June 28, 1996 and the comparable quarter in the prior fiscal year.


         Sales                                                  Gross Profit
- ------------------------                                  ------------------------
 June 28,       July 1,                                    June 28,       July 1,
   1996          1995                                        1996          1995
- ----------    ----------    --------------------------    ----------    ----------

$2,500,745    $1,527,344    Land Mobile Communications    $  924,361    $  600,513
 1,290,363     1,251,966    Marine Communications            548,977       330,327
   601,933       974,891    Marine Instrumentation           289,015       381,311
$4,393,041    $3,754,201    Total                         $1,762,353    $1,312,151


Sales order backlogs were as follows: Land Mobile Communications $5,216,000, Marine Communications $158,000 and Marine Instrumentation $15,000. Land Mobile Communications backlogs are volatile, based upon the customers' ability to obtain F.C.C. approval for site locations. The Company has reduced the land mobile backlog because it does not believe all customers will be able to take delivery prior to the building deadline.


Income and expense items as                               Percentage
 a percentage of net sales                            increase (decrease)
- ---------------------------                           -------------------
                                                         1995     1994
   June 28,      July 1,                                  to       to
     1996         1995                                   1996     1995
   --------      -------     ----------------------      ----     ----

     100%         100%       Net sales                    17        5
      60           65        Cost of products sold         8       19
      40           35        Gross profit                 34      (14)
      31           35        Operating expenses            3       (2)
       0           (2)       Restructuring (credit)      n.m.      --
       9            2        Operating income            434      (57)
       2           (1)       Other expense               185      n.m.
       7            1        Income before taxes         694      (82)
       3           --        Provision for taxes         812      n.m.
       4%           1%       Net income                  633      (88)


Net sales increased by $638,840 or 17% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products increased by $973,401 or 64% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $38,397 or 3%. Net sales of the Company's marine instrumentation systems decreased by $372,958 or 38%.

                         QUARTER ENDED JUNE 28, 1996


Gross profit was $1,762,353 (40% of net sales), as compared to $1,312,151 (35% of net sales) in the prior year, an increase of $450,202 or 34%. The gross profit on land mobile products was $924,361 (37% of such sales), as compared to $600,513 (39% of such sales) in the prior year, an increase of $323,848 or 54%. The gross profit on marine communications systems was $548,977 (43% of such sales), as compared to $330,327 (26% of such sales) in the prior year, an increase of $218,650 or 66%. The gross profit on marine instrumentation systems was $289,015 (48% of such sales), as compared to $381,311 (39% of such sales) in the prior year, a decrease of $92,296 or 24%. The overall gross profit margin was greater than last year's third quarter. Slightly lower gross profit margins in land mobile products were offset by higher gross profit margins in marine communication and marine instrumentation products. Land mobile margins vary depending upon the sales mix across the product line, and base station equipment typically has a higher gross margin than mobile products. During the quarter, the sales mix in land mobile products was similar to that of the prior year. Profit margins on marine communication products were higher than last year's third quarter which included pricing incentives and lower margins on third party private label products.
Profit margins on marine instrumentation products continued to improve due to lower manufacturing costs as a result of consolidating production at the Mountlake Terrace, Washington location.

Operating expenses were $1,347,056 (31% of net sales), as compared to $1,312,433 (35% of net sales) last year, an increase of $34,623 or 3%. Operating cost reductions realized from the restructuring in FY95 were offset by increased selling costs related to higher sales.

Other expenses increased to $112,961 as compared to $39,631 last year. The increase is due primarily to additional interest expense, and the amortization of discount and direct costs related to the convertible debenture issued December 19, 1995.

On June 28, 1996, the Company's principal sources of liquidity consisted of $87,591 in cash and equivalents and $1,200,000 in the unused portion of bank working capital credit lines.

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTER ENDED JUNE 28, 1996

                         PART II - OTHER INFORMATION


Items 1,2,3,4, and 5

There were no reportable events or matters under these captions during the quarter ended June 28, 1996.

Item 6

(b) There was one report on FORM 8-K filed April 12, 1996 related to the resignation of a director.


SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Datamarine International, Inc.
                                    (Registrant)



Date:  August 9, 1996               /s/ DAVID C. THOMPSON
       -------------------          ----------------------------------
                                    Principal Financial and
                                    Accounting Officer