Form 10-K
period 1996-09-28
DATAMARINE INTERNATIONAL INC
filed 1997-01-10
CIK 27075

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the fiscal year ended September 28, 1996.

      Commission file number 0-8936.


                        DATAMARINE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


             Massachusetts                            04-2454559
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 20, 1996 was approximately $5,978,000.

The number of shares of the Registrant's common stock outstanding as of December 20, 1996 was 1,309,786 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Information from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 10, 11, 12 and 13.


              The total number of pages in this Form 10-K is 41.
                       See Index to Exhibits on page 31.



PART  I


ITEM 1.  BUSINESS

Introduction

Datamarine International, Inc. and its subsidiaries (collectively the "Company") manufacture radio communications and navigation instrumentation products. Presently, the Company's primary operations are in a single industry segment, namely electronics. The Company also owns and manages specialized mobile radio ("SMR") licenses in the 220 MHz radio service, although such operations to date have been negligible.

Datamarine International, Inc. was incorporated in Massachusetts on April 23, 1969. All of the Company's product development and manufacturing facilities are at its Mountlake Terrace, Washington location. It has sales and service facilities on the East and West coasts of the United States and in Sydney, Australia. Sales of marine communication products, branded SEA, and marine instrumentation products, branded Datamarine, are made worldwide through approximately 300 dealers in the United States and dealers in approximately 20 foreign countries.

Sales of narrowband communications products for the land mobile radio market are made through the Company's wholly-owned subsidiary, SEA, Inc. ("SEA"), to business users nationwide. SEA has developed and marketed narrowband radio equipment since 1984 and began selling its newest line of narrowband equipment for use in the 220 MHz band in the fourth quarter of FY1993. Sales to the land mobile radio market were 58% of consolidated sales in FY1996 compared to 45% in 1995 and 36% in 1994.

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

As of September 30, 1996 ownership of licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. The FCC intends to conduct an auction for new licenses, but specific rules and timing for the auction have not been set. No new licenses will be issued until the auction is completed. Until such time as new licenses are issued, demand for the Company's higher margin base station products will be lower than in previous years.

During FY1995 Narrowband Network Systems, Inc. ("NNS") was incorporated in the state of Washington as a subsidiary of SEA, and SEA owns 97.5% of NNS's outstanding stock. NNS was formed to participate in the business of providing SMR services. NNS has entered into both "Management Agreements" and "Operator Agreements" with the holders of 220 MHz licenses granted by the FCC related to SMR services in approximately 45 market areas across the United States. Management Agreements require NNS to construct, develop and operate SMR systems in certain markets. Operator Agreements require NNS to provide licenses, system facilities and "SMR Operators" in certain markets.

The Management Agreements typically allow NNS to acquire the license holder's interest in exchange for a percentage of gross receipts from the system and a percentage of any profit realized by NNS upon the system's ultimate disposition. The Operator Agreements typically give NNS a contractual percentage of system revenue based on the level of support provided to each system. The Company has met all regulatory build-out requirements related to its licenses. Because NNS commenced only limited operations at the end of 1995, revenues and associated expenses were negligible during the years ended September 28, 1996 and September 30, 1995.

Foreign sales accounted for approximately 6% of the Company's consolidated sales in FY1996, 8% in FY1995 and 14% in FY1994. Foreign sales are declining as a percentage of total sales because narrowband products are only sold domestically.

Products and Marketing

The composition of the Company's sales by product line was as follows:

                                  1996                   1995                   1994
                              ------------           ------------           ------------

Land mobile communications    $  9,531,816    58%    $  6,642,984    45%    $  4,272,085     36%
Marine communications            5,011,520    30%       5,296,945    36%       4,234,524     36%
Marine instrumentation           2,046,666    12%       2,846,729    19%       3,322,828     28%
                              ------------------------------------------------------------------
      Total                   $ 16,590,002   100%    $ 14,786,658   100%    $ 11,829,437    100%
                              ==================================================================

Land Mobile Communications -- The Company's narrowband land mobile radio system products have been type accepted by the FCC for use in the 220 MHz radio service. These products consist of hand held, mobile and base station components, utilizing the narrowband technology, an enhanced form of single sideband that is ideal for the 5 KHz channel width used in the 220 MHz radio service, and were developed for sale to business users of private land mobile radio services. The narrowband technology helps solve the problem of frequency congestion by allowing five narrowband channels to be operated within the same spectrum as would presently be utilized by one 25 KHz FM channel.

Marine Communications -- The SEA marine communications products are high performance radios used on commercial vessels, fishing vessels and ocean-going yachts. The product line currently consists of 28 products with suggested list prices of between $765 and $5,505. The SEA Products include HF/SSB and VHF/FM radios, Satcom C, Weather fax, Emergency distress radio beacons (EPIRBS), Search and rescue transponders (SARTS) and Global Marine Distress and Safety Radio Systems (GMDSS).

Marine Instrumentation -- Marine instrumentation products are sold primarily to the recreational boating market. The products are well established in the marketplace with up-to-date instruments for each type of pleasure craft: small boats and yachts; sail and power; inshore and offshore. The Datamarine product line currently consists of 15 products sold under the DART, LINK, Corinthian and ChartLINK names, with suggested list prices of between $400 and $3900. The Datamarine products include depth sounders, knotmeters and water temperature instruments, wind speed and direction instruments, integrated instruments, and video chart displays.

Competition and Markets

Datamarine and its subsidiary, SEA, are generally considered to be leading suppliers of marine instruments and radio communication products to the marine markets. Approximately 20 electronics manufacturers have competing models in their product lines and are considered competitors.

SEA has at this time one competitor supplying narrowband equipment for the 220 MHz radio service. Approximately 25 competitors offer alternative FM land mobile products for use in other radio services and could become competitive suppliers of equipment in the 220 MHz radio service market.

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

Sales order backlogs stood at $5,412,000 at September 28, 1996, compared to $9,794,000 at September 30, 1995. Of the total September 28, 1996 backlog, land mobile products represented $5,208,000. Land mobile orders are subject to cancellation under certain conditions and the Company does not consider the land mobile backlog to be firm. Sales expected to be realized by filling orders comprising the land mobile backlog are highly dependent upon FCC actions as described above.

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

Research and Development

The Company is committed to a continuing program of designing new products and improving the product designs presently in production. During FY 1996, FY1995 and FY1994 the Company spent approximately $1,235,000, $1,420,000 and $1,414,000, respectively, on Company-sponsored research and development for continuing operations and had approximately 16 full-time employees engaged in such activities.

Patents

The Company has two United States patents related to its radio products. The Company views its patents as valuable assets, but believes that its position in the market is not dependent upon the protection offered thereby.

Employees

The Company had approximately 110 full-time employees on September 28, 1996. This compares to 100 on September 30, 1995 and 135 on October 1, 1994. The Company has no collective bargaining agreements and believes relations with its employees are good.

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


ITEM 3.  LEGAL PROCEEDINGS

On December 12, 1996 the Company filed a collection action against one of its customers for accounts totaling approximately $132,000 at September 28, 1996. On December 23, 1996 the same customer filed suit against the Company alleging breach of certain express and implied warranty and contractual obligations, and negligent representation with respect to sales of the Company's narrowband products. The suit seeks $6,000,000 - $9,000,000 in damages and unspecified amounts for interest and other costs. The ultimate outcome of the litigation cannot presently be determined. The Company is not aware of any other legal proceedings or claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 28, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded Over-The-Counter and is quoted on the NASDAQ National Market System under the ticker symbol "DMAR". As of December 20, 1996, there were approximately 1000 stockholders of record.

The accompanying table shows the range of trading prices for the past two years by fiscal quarter:

                                 1st       2nd       3rd       4th
                                ------    ------    ------    ------

            FY 1996:   High     11 1/4    11 1/4    13 3/4    11 3/4
                       Low       5 7/8     7 7/8     9 1/4     9
            FY 1995:   High     17        13 3/8    11 1/4     9 3/4
                       Low       9 1/4     7 3/4     8 1/4     7 1/2

No dividends have been declared or paid by the Company. The Company currently intends to retain its earnings to fund the development and growth of its business.


ITEM 6.  SELECTED FINANCIAL DATA

All of the historical selected financial data set forth below has been derived from audited financial statements of the Company.


                                                September 28,   September 30,    October 1,      October 2,     October 3,
Income Statement Data for the Year Ended            1996            1995            1994            1993           1992
                                                -------------   -------------   ------------    ------------   ------------

Net sales                                       $ 16,590,002    $ 14,786,658    $ 11,829,437    $  7,948,840   $  9,304,961
Cost of products sold                              9,555,599       9,128,693       7,049,898       5,252,053      5,626,136
Operating expenses, excluding restructuring
 charge                                            5,627,499       5,584,954       5,159,848       4,697,510      4,591,994
Restructuring charge                                       -         686,458               -               -              -
                                                ---------------------------------------------------------------------------
Operating income (loss)                            1,406,904        (613,447)       (380,309)     (2,000,723)      (913,169)
                                                ---------------------------------------------------------------------------
Interest expense                                     316,564         193,037          62,258          13,174         61,171
Other (income) expense                               (48,724)        (39,719)        (46,619)         19,008         (1,873)
Income tax expense (benefit)                         388,083      (1,083,640)              -        (132,506)      (243,000)
                                                ---------------------------------------------------------------------------
Income (loss) from continuing operations             750,981         316,875        (395,948)     (1,900,399)      (729,467)
Discontinued operations:                                   -               -               -               -              -
  Net income                                               -               -               -         129,026        282,211
  Net gain on sale                                         -               -               -         239,553              -
                                                ---------------------------------------------------------------------------
Net income (loss)                               $    750,981    $    316,875    $   (395,948)   $ (1,531,820)  $   (447,256)
                                                ===========================================================================

Income (loss) Per Share:
Continuing operations                           $        .49    $        .23    $      (0.33)   $      (1.59)  $      (0.62)
Discontinued operation                                     -               -               -             .31            .24
                                                ---------------------------------------------------------------------------
Net income (loss)                               $        .49    $        .23    $      (0.33)   $      (1.28)  $      (0.38)
                                                ===========================================================================

                                                September 28,   September 30,    October 1,      October 2,     October 3,
Balance Sheet Data                                  1996            1995            1994            1993           1992
                                                -------------   -------------   ------------    ------------   ------------

Total assets                                    $ 12,649,846    $  9,323,581    $  7,862,611    $  6,359,826   $  8,717,397
Notes payable to banks                             1,750,000       1,325,353         795,353         400,000        700,000
Long-term debt                                     2,022,978         642,800         439,819         274,337        783,676
Stockholders' equity                               6,536,934       5,198,391       4,331,293       4,624,006      6,026,633


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

    Income and Expense Items
  As a Percentage of Net Sales                                            Percentage
      Increase (Decrease)                                             Increase (Decrease)
  -----------------------------                                       -------------------

                                                                        1995      1994
                                                                         to        to
   1996      1995      1994                                             1996      1995

   100%      100%      100%      Net sales                               12%       25%
    58        62        60       Cost of products sold                    5        29
    42        38        40       Gross profit                            24        18
     7        10        12       Research and development               (13)        -
    16        16        19       Selling                                  9        10
    11        12        13       General and administrative               1        13
     -         4         -       Restructuring charge                   n.m.      n.m.
    34        42        43       Operating expenses                     (10)       22
     9        (4)       (3)      Operating income (loss)                n.m.      n.m.
     2         1         1       Interest expense                        49       210
     -         -        (1)      Other (income) expense, net             21       (15)
     7        (5)       (3)      Income (loss) before income taxes      n.m.       93
     2        (7)        -       Income tax expense (benefit)           n.m.      n.m.
     5%        2%       (3)%     Net income (loss)                      137       n.m.

Fiscal 1996 compared to 1995

Net sales increased by $1,803,344 or 12%, to $16,590,002 for 1996 from $14,786,658 in 1995. Net sales of the Company's narrowband products increased by $2,888,832, or 43%, to $9,531,816 for 1996 from $6,642,984 in 1995. Net sales of the Company's marine radio systems decreased by $285,425, or 5%, to $5,011,520 for 1996 from $5,296,945 in 1995. Net sales of the Company's recreational marine instrumentation systems declined by $800,063, or 28%, to $2,046,666 for 1996 from $2,846,729 in 1995.

Sales of narrowband products are greatly influenced by the regulatory environment, principally license and operating rules issued by the FCC. The Company cannot control, nor reliably predict which rules the FCC will issue and the effective dates thereof, although management expects future revenue growth from this product line. Sales of marine radio systems and are expected to improve slightly in the upcoming year due to higher sales of existing products and sales of new products. Sales of marine instrumentation systems have declined over the last four years and are expected to improve as the Company introduces new products in 1997.

Gross profit for 1996 was $7,034,403 (42% of net sales), as compared to $5,657,965 (38% of net sales) in 1995, an increase of $1,376,438 or 24%. The gross profit on narrowband products for 1996 was $3,718,826 (39% of such sales), as compared to $3,003,527 (45% of such sales) in 1995, an increase of $715,299 or 24%. Margins on narrowband products fluctuate based on product mix, and generally are higher on base station products than on mobile radios. In the coming years, narrowband sales will likely be comprised of a greater proportion of mobile radios rather than base stations, and thus will likely achieve a lower overall percentage margin than was achieved for 1996. The gross profit on marine radio systems for 1996 was $2,221,079 (44% of such sales), as compared to $2,156,023 (41% of such sales), an increase of $65,056 or 3%. Margins on marine communications products were slightly higher in 1996 due to sales of the new GMDSS products. The gross profit on marine instrumentation systems for 1996 was $1,094,978 (53% of such sales), as compared to $498,415 (18% of such sales), an increase of $596,083 or 120%. Margins on marine instrumentation products were higher due to lower production costs realized by the move of marine instrumentation production to the Mountlake Terrace, Washington facility.

Operating expenses were $5,627,499 (34% of net sales) in 1996, as compared to $6,271,412 (42% of net sales) in 1995, a decrease of $643,913 or 10%. 1995 operating expenses included a restructuring charge of $686,458. Comparable operating expenses excluding the 1995 restructuring charge increased $42,545. Selling expenses increased $218,336, due mainly to sales commissions on higher sales volume. Administrative expenses increased $9,099. Lower professional fees and savings from the consolidation of administrative operations in Mountlake Terrace were offset by depreciation expense in NNS.

During 1995 the Company established a special charge of $686,458 in connection with a restructuring program designed to improve productivity and permanently reduce costs. The Company moved corporate administrative functions and production of its Datamarine product line to its facility in Mountlake Terrace, Washington. Costs associated with the restructuring included the write down of leasehold improvements, product tooling and equipment to net realizable values, the phase out of certain products, employee termination benefits, and the costs to settle the long-term lease of the Massachusetts facility.

The restructuring was announced effective January 1995 and was substantially completed by December 31, 1995. The program resulted in the permanent reduction of approximately 30 employees and 35,000 square feet of manufacturing and office space.

The restructuring charges were comprised of $346,524 in write downs of production equipment and leasehold improvements, $94,630 in write downs of inventory related to discontinued products, $147,748 in employee termination benefits, and $97,556 in lease settlement costs.

Interest expense for 1996 was $316,564 as compared to $193,037 for 1995. Interest expense increased primarily as a result of interest and issuance costs related to the convertible debenture. Other income, net, was approximately the same in 1996 and 1995.

Income tax expense for 1996 was $388,083 compared to an income tax benefit of $1,083,640 in 1995. The 1995 income tax benefit included a $702,000 reduction in the valuation allowance.

Net income for 1996 was $750,981 compared to $316,875 in 1995.

Fiscal 1995 compared to 1994

Net sales for 1995 increased by $2,957,221 or 25%, to $14,786,658 from $11,829,437 in 1994. Increased sales of narrowband and marine communication products were partially offset by lower sales in marine instrumentation.

Gross profit for 1995 was $5,657,965 (38% of net sales), as compared to $4,779,539 (40% of net sales) in 1994, an increase of $878,426 or 18%.
Increased sales of higher margin narrowband products, and improved margins on marine communications products accounted for most of the increase.

Operating expenses were $6,271,412 (42% of net sales) in 1995, as compared to $5,159,848 (43% of net sales) in 1994, an increase of $1,111,564 or 22%. The increase in operating expenses included $686,458 of restructuring charges, increased selling expenses due to commissions on higher sales, and increased administrative expenses, primarily professional fees, insurance, rent and taxes other than income.

Interest expense for 1995 was $193,037, as compared to $62,258 in 1994. The increase was due to increased prime based lending rates and larger balances outstanding.

The Company adopted FAS 109, "Accounting for Income Taxes" effective October 3, 1993. Upon adoption and at October 1, 1994, full valuation allowances were recorded with respect to the Company's deferred tax asset balances due to uncertainty of future taxable income estimates. During fiscal 1995, the valuation allowance was reduced by $702,000 to reflect management's assessment of the amount of deferred tax assets which were more likely realizable than not. This assessment was based upon management's estimates of future taxable income and reflected the substantial growth realized in sales of and order backlog for narrowband land mobile products, as well as the administrative cost reductions and manufacturing efficiencies achieved as a result of the 1995 restructuring activities. Based upon this assessment, the Company recognized a deferred federal income tax benefit of $1,083,640 in the year ended September 30, 1995.

Net income for 1995 was $316,875 compared to a loss of $395,948 in 1994.

Capital Expenditures

Capital expenditures were $959,000, $699,000 and $538,000 in fiscal years 1996, 1995 and 1994, respectively. Planned capital expenditures in fiscal year 1997 are $286,000, primarily for production and engineering equipment.

Liquidity and Capital Resources

Net cash used in operating activities for 1996 increased by $780,984 to $871,149 from net cash used in operating activities of $90,255 in 1995. The increase was due mostly to build-up of land mobile inventories and accounts receivable. At the end of 1996, the sales order backlog for the Company's narrowband products stood at $5,208,000 (although not considered firm) and the total backlog was $5,412,000. During 1996 one of the Company's bank lines was increased from $2,000,000 to $2,500,000. A second $1,000,000 line related specifically to NNS was not renewed and the balance of $166,526 outstanding at that time was converted to a term loan. The Company's line of credit is subject to debt covenants which require the Company to be profitable, maintain a tangible net worth of $5,400,000, a minimum current ratio of 1.50, a maximum debt to net worth ratio of 1.25 and a minimum debt service ratio of 1.50.

During 1996 the Company issued $2,000,000 in private placement Convertible Debentures due December 19, 2000, bearing interest at increasing rates from 10-15% per annum. The proceeds have been used for normal working capital requirements, and to develop NNS.

The Company believes its cash flow from operations, available bank lines of credit and other financing sources are sufficient to meet its working capital and other capital requirements for at least the next two years.

Other Matters

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of FAS 121 is required in fiscal year 1997. The impact of the adoption of this standard is not expected to be material to the financial position, results of operations, or liquidity of the Company.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", which will be effective for the Company's fiscal year 1997. The Company has not decided which of the alternatives provided under that statement will be applied and, therefore, its impact on the Company's future financial statements cannot be currently determined.

Impact of Inflation

The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the negative impact of inflation on its operations.

Statements included in this report which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Financial Statements
                             September 28, 1996

                                   INDEX

                                                                  Page(s)
                                                                  -------

   Report of Independent Accountants                              13

   Consolidated Balance Sheets, September 28, 1996 and
    September 30, 1995                                            14

   Consolidated Statements of Operations for the years
    ended September 28, 1996, September 30, 1995 and
    October 1, 1994                                               15

   Consolidated Statements of Stockholders' Equity for
    the years ended September 28, 1996, September 30,
    1995 and October 1, 1994                                      16

   Consolidated Statements of Cash Flows for the years
    ended September 28, 1996, September 30, 1995 and
    October 1, 1994                                               17

   Notes to Consolidated Financial Statements                     18-29


Report of Independent Accountants

To the Stockholders and Board of Directors of Datamarine International, Inc.

We have audited the accompanying consolidated balance sheets of Datamarine International, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 28, 1996, September 30, 1995 and October 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datamarine International, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995, and the consolidated results of their operations and their cash flows for the years ended September 28, 1996, September 30, 1995 and October 1, 1994 in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

Seattle, Washington
December 20, 1996, except for Note 13 to the financial statements as to which the date is January 8, 1997.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets


ASSETS                                                         September 28,    September 30,
                                                                   1996             1995
                                                               -------------    -------------

Current assets:
  Cash and cash equivalents                                    $    330,076     $    252,843
  Accounts receivable, less allowance for doubtful accounts
   of $171,990 and $158,193, respectively                         3,335,052        2,337,607
  Inventories                                                     5,230,705        3,371,976
  Prepaid expenses and other current assets                         202,067          242,148
  Deferred income taxes, current                                    332,825          340,000
                                                               -----------------------------
      Total current assets                                        9,430,725        6,544,574

Property, plant and equipment                                     5,169,121        4,210,085
Less accumulated depreciation                                     2,889,267        2,472,871
                                                               -----------------------------
      Property, plant and equipment, net                          2,279,854        1,737,214

Deferred income taxes, non-current                                  405,084          785,992
Other assets, net                                                   534,183          255,801
                                                               -----------------------------
      Total assets                                             $ 12,649,846     $  9,323,581
                                                               =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                                       $  1,750,000     $  1,325,353
  Notes payable, other                                                    -           30,000
  Current maturities of long-term debt and capital lease
   obligations                                                      173,293          265,389
  Accounts payable                                                  718,240          814,437
  Accrued expenses                                                1,621,694        1,312,600
                                                               -----------------------------
      Total current liabilities                                   4,263,227        3,747,779

Long-term debt and capital lease obligations, less current
 maturities                                                       1,849,685          377,411
                                                               -----------------------------

      Total liabilities                                           6,112,912        4,125,190
                                                               -----------------------------

Commitments and contingencies

Redeemable preferred stock, $1 par value, issued, none                    -                -

Stockholders' equity:
  Convertible preferred stock, $1 par value - authorized
   1,000,000 shares; including redeemable preferred stock,
   issued, none                                                           -                -
  Common stock, $.01 par value - authorized 3,000,000
   shares; 1,309,411 and 1,296,684 shares issued and
   outstanding, respectively                                         13,094           12,967
  Capital in excess of par value                                  3,644,662        3,078,182
  Unearned compensation                                             (12,421)         (33,376)
  Retained earnings                                               2,891,599        2,140,618
                                                               -----------------------------
      Total stockholders' equity                                  6,536,934        5,198,391
                                                               -----------------------------

      Total liabilities and stockholders' equity               $ 12,649,846     $  9,323,581
                                                               =============================


The accompanying notes are an integral part of the consolidated financial statements.



DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
for the years ended September 28, 1996, September 30, 1995 and October 1, 1994


                                             September 28,    September 30,     October 1,
                                                 1996             1995             1994
                                             -------------    -------------    ------------

Net sales                                    $ 16,590,002     $ 14,786,658     $ 11,829,437
Cost of products sold                           9,555,599        9,128,693        7,049,898
                                             ----------------------------------------------
      Gross profit                              7,034,403        5,657,965        4,779,539

Operating expenses:
  Research and development                      1,235,014        1,419,904        1,414,353
  Selling                                       2,637,422        2,419,086        2,202,055
  General and administrative                    1,755,063        1,745,964        1,543,440
  Restructuring charge                                  -          686,458                -
                                             ----------------------------------------------
      Operating expenses                        5,627,499        6,271,412        5,159,848
                                             ----------------------------------------------
Operating income (loss)                         1,406,904         (613,447)        (380,309)

Interest expense                                  316,564          193,037           62,258
Other (income), net                               (48,724)         (39,719)         (46,619)
                                             ----------------------------------------------

Income (loss) before income taxes               1,139,064         (766,765)        (395,948)
Income tax expense (benefit)                      388,083       (1,083,640)               -
                                             ----------------------------------------------
Net income (loss)                            $    750,981     $    316,875     $   (395,948)
                                             ==============================================
Net income (loss) per share:
  Primary                                    $        .49     $       0.23     $      (0.33)
  Fully diluted                              $        .49     $       0.23     $      (0.33)

Weighted average number of common shares:
  Primary                                       1,519,985        1,358,099        1,212,953
  Fully diluted                                 1,525,590        1,358,099        1,212,953


The accompanying notes are an integral part of the consolidated financial statements.



DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders' Equity for the years ended September 28, 1996, September 30, 1995 and October 1, 1994


                                             Common Stock       Capital in                                    Total
                                         --------------------    Excess of      Unearned      Retained     Stockholders'
                                          Shares      Amount     Par Value    Compensation    Earnings        Equity
                                         ---------   --------   -----------   ------------   -----------   -------------

Balance at October 2, 1993               1,205,934   $ 12,059   $ 2,492,748   $ (100,492)    $ 2,219,691    $ 4,624,006

Net loss for 1994                                -          -             -            -        (395,948)      (395,948)
Issuance of shares under Employee
 Investment Plan and Employee Stock
 Purchase Plan                              13,959        140        57,867            -               -         58,007
Amortization of unearned compensation            -          -             -       45,228               -         45,228
                                         ------------------------------------------------------------------------------
Balance at October 1, 1994               1,219,893     12,199     2,550,615      (55,264)      1,823,743      4,331,293

Net income for 1995                              -          -             -            -         316,875        316,875
Issuance of shares under Employee
 Investment Plan and Employee Stock
 Purchase Plan                               5,871         59        50,159            -               -         50,218
Issuance of shares under lease
 settlement agreement                       22,000        220       179,780            -               -        180,000
Exercise of stock options                   48,920        489       235,776            -               -        236,265
Compensation element of stock options
 granted                                         -          -        19,500      (19,500)              -              -
Tax benefit of options exercised                 -          -        42,352            -               -         42,352
Amortization of unearned compensation            -          -             -       41,388               -         41,388
                                         ------------------------------------------------------------------------------
Balance at September 30, 1995            1,296,684     12,967     3,078,182      (33,376)      2,140,618      5,198,391

Net income for 1996                              -          -             -            -         750,981        750,981
Issuance of shares under Employee
 Investment Plan and Employee Stock
 Purchase Plan                               4,577         46        42,776            -               -         42,822
Finalization of shares under lease
 settlement agreement                       (2,000)       (20)           20            -               -              -
Exercise of stock options                   10,150        101        43,684            -               -         43,785
Proceeds of convertible debt
 attributable to conversion rights               -          -       480,000            -               -        480,000
Amortization of unearned compensation            -          -             -       20,955               -         20,955
                                         ------------------------------------------------------------------------------
Balance at September 28, 1996            1,309,411   $ 13,094   $ 3,644,662   $  (12,421)    $ 2,891,599    $ 6,536,934
                                         ==============================================================================


The accompanying notes are an integral part of the consolidated financial statements.



DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
for the years ended September 28, 1996, September 30, 1995 and October 1, 1994

                                                           September 28,    September 30,     October 1,
                                                               1996             1995             1994
                                                           -------------    -------------    -------------

Operating activities:
  Net income (loss)                                        $    750,981     $    316,875     $   (395,948)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
  Depreciation and amortization                                 441,467          406,831          497,976
  Gain on asset dispositions                                          -                -          (49,776)
  Non-cash portion of loss from restructuring charge                  -          441,154                -
  Amortization of debenture discount and issue costs             93,624                -                -
  Provision for losses on accounts receivable                    81,615           59,725          (42,048)
  Employee investment plan expense                               36,937           42,216           52,596
  Amortization of unearned compensation                          20,955           41,388           45,228
  Provision for (benefit of) deferred income taxes              388,083       (1,083,640)               -
  Changes in operating assets and liabilities:
    Accounts receivable                                      (1,079,060)         (78,967)      (1,455,322)
    Inventories, prepaid expenses and other current
     assets                                                  (1,818,648)        (246,730)          55,735
    Accounts payable and accrued expenses                       212,897           10,893        1,234,663
                                                           ----------------------------------------------

Net cash used in operating activities                          (871,149)         (90,255)         (56,896)
                                                           ----------------------------------------------

Investing activities:
  Net proceeds from asset dispositions                                -                -           95,104
  Purchases of property, plant and equipment, including
   self-constructed equipment                                  (959,036)        (699,125)        (538,745)
  Other                                                        (135,569)        (145,951)         (89,672)
                                                           ----------------------------------------------

Net cash used in investing activities                        (1,094,605)        (845,076)        (533,313)
                                                           ----------------------------------------------

Financing activities:
  Proceeds from sale of common stock                             49,670          244,267            5,411
  Proceeds from bank and other borrowings                     3,750,000        1,084,843          560,352
  Deferred financing costs                                     (197,508)               -                -
  Principal payments on revolving line of credit and
   long-term debt                                            (1,559,175)        (321,862)        (177,600)
                                                           ----------------------------------------------

Net cash provided by financing activities                     2,042,987        1,007,248          388,163
                                                           ----------------------------------------------

Increase (decrease) in cash and equivalents during year          77,233           71,917         (202,046)
Cash and equivalents at beginning of year                       252,843          180,926          382,972
                                                           ----------------------------------------------
Cash and equivalents at end of year                        $    330,076     $    252,843     $    180,926
                                                           ==============================================

Supplementary Cash Flow Information
  Interest paid                                            $    110,500     $    207,000     $     42,500
  Income taxes paid, net                                              -                -     $      6,000


The accompanying notes are an integral part of the consolidated financial statements.



DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.    Business Activities:

      Datamarine International, Inc. and subsidiaries (the "Company") manufactures and markets electronics including radio/telephone systems for land and marine applications and marine depth sounders and related instrumentation. Narrowband products consist of hand held, mobile and base station components for use in the 220 MHz radio service, and are sold primarily to business users of private radio services. Marine communications products are high performance radios used on commercial vessels, fishing vessels and ocean-going yachts. Marine instrumentation products are up-to-date instruments for pleasure craft; small boats and yachts; sail and power; inshore and offshore. Marine communication and marine instrumentation products are sold worldwide through approximately 320 dealers.

      In July 1993, the Company launched its newest land mobile product line which represents 58%, 45% and 36% of net sales in fiscal 1996, 1995 and 1994, respectively. In addition, the Company has entered into agreements for the construction and operation of narrowband land mobile systems (see
      Note 9). As of September 28, 1996, the Company had a significant backlog related to these narrowband products, although such orders are not considered firm, and management expects continued growth of the product line in fiscal 1997.

      The Federal Communications Commission ("FCC") intends to conduct an auction for new 220 MHz licenses, but specific rules and timing for the auction have not been set. No new 220 MHz licenses will be issued until the auction is completed. Until such time as new licenses are issued, demand for the Company's higher margin base station products will be lower than in previous years.

2.    Significant Accounting Policies:

      Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SEA, Inc. ("SEA"), and Nautical Realty A/S; the Company's 97.5% owned subsidiary, Narrowband Network Systems, Inc. ("NNS") and its 60% owned subsidiary, Datamarine International Australia PTY, LTD. The Company has recognized the losses attributable to the minority owner's interest in Datamarine International Australia PTY, LTD. in excess of the minority owner's investment. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fiscal Year

      The Company's fiscal year ends on the Saturday nearest September 30.

      Revenue Recognition

      Revenue from the sale of products and services is recognized in the consolidated statements of operations as services are rendered or deliveries made.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

      Concentration of Credit Risk

      The concentration of credit risk with respect to trade receivables is, in management's opinion, considered minimal due to the Company's diverse customer base. The customers for the marine products are primarily distributors and dealers who resell to both recreational and commercial boaters. The customers for the land mobile communication products consist primarily of industrial users of private land mobile radio services. The Company sells to customers located throughout the United States as well as in Australia and other countries. The Company had no significant foreign operations but had export sales of approximately $975,000 in 1996, $1,161,000 in 1995, and $1,068,000 in 1994. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers. Land mobile customers account for approximately 67% of the accounts receivable balance as of September 28, 1996.

      Inventories

      Inventories are stated at the lower of cost based on the first-in, first-out method, or market.

      Property, Plant and Equipment

      Property, plant and equipment, including self constructed assets, are stated at cost. Depreciation is based on the straight-line method over the useful lives of the assets (see Note 4). Upon disposition of property, plant and equipment, the cost and related depreciation are removed from the accounts, and any gain or loss is reflected in the consolidated statement of operations.

      FCC License Costs

      Costs associated with acquiring and developing 220 MHz licenses are amortized on a straight-line basis over ten years.

      Deferred Financing Costs

      Deferred financing costs of $167,884 at September 28, 1996 represent the direct costs of issuing the convertible debentures and are included in other assets. These costs are amortized by the effective interest method over the five year term of the related debt.

      Research and Development

      Expenditures for research and development are charged to expense as incurred.

      Warranty Costs

      The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

      Income Taxes

      The Company uses the liability method of accounting for income taxes whereby deferred tax balances are recognized at the currently enacted tax rates for all temporary differences between the book and tax bases of assets and liabilities, net of a valuation allowance as appropriate.

      Earnings Per Share

      Net income (loss) per common share is based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents include shares issuable upon exercise of the Company's stock options and the Company's convertible preferred stock. Fully diluted earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period taking into consideration maximum potential dilution.

      Reclassifications

      Certain reclassifications have been made to the prior years' financial statements in order to conform to the 1996 presentation, with no impact on previously reported net income (loss) or stockholders' equity.

      Future Effects of New Accounting Standards

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of FAS 121 is required in fiscal year 1997. The impact of the adoption of this standard is not expected to be material to the financial position, results of operations, or liquidity of the Company.

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

3.    Inventories:

      Inventories consist of the following:

                                               1996           1995
                                            -----------    -----------

      Finished goods and subassemblies      $ 1,700,558    $ 1,445,715
      Purchased parts and materials         $ 3,530,147      1,926,261
                                            --------------------------
                                            $ 5,230,705    $ 3,371,976
                                            ==========================

      As of September 28, 1996, inventories include approximately $486,000 related to land mobile base station equipment. The timing of sales of such equipment is largely dependent upon the issuance of additional licenses pursuant to an auction yet to be scheduled by the FCC (See Note
      1). Management does not anticipate any loss on the ultimate disposition of this equipment.

4.    Property, Plant and Equipment:

      Property, plant and equipment consist of the following:

                                                                                  Estimated
                                                       1996          1995       Useful Lives
                                                    -----------   -----------   -------------

      Design, test and manufacturing equipment      $ 2,606,559   $ 2,528,204   5 years
      Narrowband network equipment                    1,500,024       615,013   10 years
      Office furniture and general equipment            503,854       489,441   3 - 5 years
      Buildings and improvements                        450,106       468,849   10 - 25 years
      Leasehold improvements                            101,178       101,178   3 - 10 years
      Delivery vehicles                                   7,400         7,400   5 years
                                                    -------------------------
                                                    $ 5,169,121   $ 4,210,085
                                                    =========================

      Design, test and manufacturing equipment includes equipment under capital leases with an original cost of $178,000 and accumulated depreciation of $73,000 as of September 28, 1996.

5.    Accrued Expenses:

      Accrued expenses consist of the following:

                                                        1996           1995
                                                     -----------    -----------

      Accrued payroll and related fringe benefits    $   711,249    $   628,746
      Accrued warranty costs                             235,497        237,469
      Accrued marketing costs                            222,752        194,810
      Other accrued expenses                             452,196        251,575
                                                     --------------------------
                                                     $ 1,621,694    $ 1,312,600
                                                     ==========================

6.    Notes Payable to Banks:

      The Company has a bank line of credit of $2,500,000 with interest payable monthly at .75% over prime (9.0% and 9.5% at September 28, 1996 and September 30, 1995 respectively). The outstanding balance on this line was $1,750,000 at September 28, 1996, and $1,325,353 at September 30,
      1995. The line of credit is collateralized by essentially all of the assets of the Company. The line of credit is also subject to debt covenants which require the Company to be profitable, maintain a tangible net worth of $5,400,000, a minimum current ratio of 1.50, a maximum debt to net worth ratio of 1.25 and a minimum debt service ratio of 1.50.

      A second $1,000,000 line of credit related specifically to NNS was not renewed and the outstanding balance of $166,526 at the time was converted to a collateralized equipment term loan due April 30, 1998.

      The weighted-average interest rate on short-term borrowings was 9.2% and 9.8% for fiscal years 1996 and 1995, respectively.

7.    Long-Term Debt:

      Long-term debt consists of the following:

                                                                      1996           1995
                                                                   -----------    ---------

      Subordinated Convertible Debentures, due December 2000,
       interest payable quarterly commencing March 1997            $ 2,000,000    $       -
        Less discount, net of accumulated amortization of
         $64,000 related to allocation of debt proceeds to
         stock conversion rights                                      (416,000)           -
                                                                   ------------------------
                                                                     1,584,000            -

      Foreign denominated mortgage notes payable (DKK 1,017,424
       and DKK 1,061,064 at September 28, 1996 and September 30,
       1995, respectively) total monthly payments of $2,433
       (DKK 14,247), varying interest rates from 9% to 10.5%,
       due 2005 through 2011, collateralized by the underlying
       building                                                        173,775      192,053

      Mortgage note, monthly payments of $1,220, including
       interest at prime plus 2.5%, adjustable annually, due
       July 2003, collateralized by the underlying building             70,082       88,954

      Collateralized equipment loan, monthly payments of $4,168,
       plus interest at prime plus 1.75%, due October 1997              54,167      104,167

      Collateralized equipment loan, monthly payments of $4,626,
       plus interest at prime plus 1.25%, due April 30, 1998            92,515      143,397
                                                                   ------------------------
                                                                     1,974,539      528,571
      Less current maturities                                          124,854      204,960
                                                                   ------------------------
                                                                   $ 1,849,685    $ 323,611
                                                                   ========================

      Maturities of long-term debt are as follows:


                  Fiscal
                  1997               $   124,854
                  1998                    62,652
                  1999                    23,849
                  2000                    26,481
                  2001                 2,029,403
                  Thereafter             123,300

      On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures") due December 19, 2000. The Debentures bear interest at increasing rates from 10-15% per annum, and may be prepaid at any time, subject to the lender's rights of conversion. The lender may convert the Debentures after December 19, 1998 into 2,000 shares of redeemable preferred stock and 2,000 shares of convertible preferred stock. The Company may convert at its option after December 19, 1997. The $2,000,000 proceeds from the Debentures were allocated to the Debentures' carrying value and additional paid in capital based on the relative fair values of the Debentures and the 163,967 shares of common stock obtainable upon conversion. The related discount of $480,000 on the Debentures is accreted by periodic charges to earnings over the five year life of the issue.

      Due to the unique terms and conditions of the Debentures, there are no quoted market prices for similar instruments. At the date of issuance, the Company estimated the fair value of the debt component of the Debentures to be approximately $2,185,000 based upon then current interest rates for straight bonds of companies with similar creditworthiness. Based upon interest rates through September 28, 1996, management believes that the fair value of the debt component of the Debentures (carrying value of $1,584,000 as of September 28,1996) has not changed materially from the date of issuance.

      The estimated fair value of notes payable to banks and other long-term debt at September 28, 1996 approximates the carrying value of such debt in the financial statements, based on current interest rates for similar obligations with like maturities.

8.    Commitments and Contingencies:

      The Company leases manufacturing, warehouse and office facilities under various operating leases. Rental expense for these leases, excluding real estate taxes paid by the Company for a leased building, was $196,000 in 1996, $207,000 in 1995, and $260,000 in 1994. During 1995, the Company
      renegotiated the terms of its Pocasset, Massachusetts facility lease. The expenses of settlement were included in the restructuring charge (see
      Note 12).

      Approximate future minimum lease payments, by year and in the aggregate, under capital and noncancelable operating leases, were as follows at September 28, 1996:

                                                                      Capital     Operating
      Fiscal                                                           Leases      Leases
      ------                                                          --------    ---------

      1997                                                            $ 56,726    $ 178,536
      1998                                                                   -      114,210
                                                                      ---------------------
      Total future minimum lease payments                               56,726    $ 292,746
                                                                                  =========
      Less amounts representing interest                                (8,287)
                                                                      --------
      Present value of future minimum lease payments, all current     $ 48,439
                                                                      ========

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate results of such matters cannot be determined, management does not expect that they will have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

9.    Narrowband Network Systems, Inc. ("NNS"):

      On November 18, 1994, NNS was incorporated in the State of Washington as a subsidiary of SEA to participate in the business of providing specialized mobile radio ("SMR") services.

      NNS has entered into management agreements ("Management Agreements") with the holders of 220 MHz licenses granted by the Federal Communications Commission ("FCC") in approximately 45 markets across the United States (the "Managed Markets"). Under the Management Agreements, NNS is required to construct and develop the SMR systems in the Managed Markets. NNS retains the revenues generated by the systems, after remitting a fixed percentage to the license holders.

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

      In April 1995, NNS entered into an agreement with Incom Communications Corporation ("ICC") for the operation of the SMR systems in certain of the Managed Markets. Under the terms of this agreement, NNS is obligated to provide the licenses and certain backbone equipment for each system and ICC is required to provide either all or partial operational support. Revenues from system operations are split between NNS and ICC using contractual percentages based upon the level of support provided by each.

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

      As of September 30, 1996 ownership of licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. The Company has met all regulatory build-out requirements related to its licenses.

      At September 28, 1996 and September 30, 1995, fixed assets include $1,500,024 and $615,013 (less accumulated depreciation of $90,619 and $0) respectively, of facilities related to the SMR systems. Other assets include $360,760 and $235,695 (less accumulated amortization of $23,743 and $0) respectively, representing legal and other costs associated with the acquisition of license interests in the Managed Markets. Because only limited operations have commenced, revenues from NNS's operations were negligible through September 28, 1996.

      The recoverability of narrowband network equipment and related capitalized legal and acquisition costs of FCC licenses is dependent upon the successful development of systems in each of the respective markets, or through the sale of such assets. Management estimates that it will recover the carrying amounts of those assets from cash flow generated by the systems once they have been developed. However, it is possible that such estimates could change as a result of technological, regulatory or other changes.

10.   Stockholders' Equity:

      1992 Stock Option Plan for Non-Employee Directors

      The 1992 Stock Option Plan for Non-Employee Directors provides for annual grants of nonqualified options to purchase 1,500 common shares to each non-employee Director. The exercise price for options granted is equal to the fair market value at the date of grant. Options granted under this Plan are immediately vested and exercisable for a period of ten years from the date of grant so long as the holder remains a Director. The Plan was terminated by the Board of Directors on December 12, 1995 and no new awards will be made under the 1992 Plan.

                                                           Shares        Price
                                                           ------    -------------

      Outstanding at October 2, 1993                        3,000    $ 4.00
      Granted                                               3,000      5.12
                                                            ----------------------
      Outstanding at October 1, 1994                        6,000      4.00 - 5.12
      Granted                                               3,000      8.62
                                                            ----------------------
      Outstanding at September 30, 1995                     9,000      4.00 - 8.62
      Exercised                                            (4,500)     4.00 - 8.62
                                                            ----------------------
      Outstanding and exercisable at September 28, 1996     4,500    $ 4.00 - 8.62
                                                            ======================

      1995 Stock Option Plan for Non-Employee Directors

      The 1995 Stock Option Plan for Non-Employee Directors was approved by the stockholders at the special meeting held in 1996. The Plan provides for annual grants of nonqualified options to purchase 2,000 common shares to each non-employee Director. The exercise price for options granted is equal to the fair market value at the date of grant. Options granted under this Plan are immediately vested and exercisable for a period of ten years from the date of grant so long as the holder remains a Director.

                                                           Shares   Price
                                                           ------   ------

      Granted in fiscal 1996                               8,000    $ 9.00
                                                           ---------------

      Outstanding and exercisable at September 28, 1996    8,000    $ 9.00
                                                           ===============

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

      Qualified Options and Nonqualified Options expire not more than ten years from the date of grant and Piggy-Back Options expire twenty years and six months from the date of grant. The Piggy-Back Options are to be granted in conjunction with the grant of Nonqualified Options. The Piggy-Back Options shall not be exercised prior to twenty years from the date of the grant, except that if, within five years from the date of grant, the trading price exceeds a specified price, such Piggy-Back Options shall become subject to a five-year vesting schedule with respect to the number of shares equal to 50% of the unexercised portion of Nonqualified Options granted to the employee. All Piggy-Back Options outstanding at September 28, 1996, commenced five year vesting on September 9, 1994.

      Proceeds received from the exercise of options are credited to the capital accounts. Compensation cost is recorded based upon the difference between market prices and exercise prices at the date of grant and amortized to expense over the vesting period.

                                                                                                                Piggy-Back
                                                              Qualified Options       Nonqualified Options       Options
                                                            ----------------------   ----------------------   --------------
                                                            Shares       Price       Shares       Price       Shares   Price
                                                            -------   ------------   -------   ------------   ------   -----

      Outstanding at October 2, 1993 and October 1, 1994     93,508   $4.00 - 4.50   51,500    $1.50          25,750   $4.50
      Exercised                                             (20,670)   4.00 - 4.50   (7,500)    1.50            (750)   4.50
      Granted                                                21,500    9.00           6,500     6.00               -       -
      Canceled                                                    -       -               -        -          (3,000)   4.50
                                                             ---------------------------------------------------------------
      Outstanding at September 30, 1995                      94,338    4.00 - 9.00   50,500     1.50 - 6.00   22,000    4.50
      Exercised                                              (2,525)   4.50 - 9.00   (3,125)    1.50 - 6.00        -       -
      Canceled                                                 (875)   9.00            (375)    6.00               -       -
                                                             ---------------------------------------------------------------
      Outstanding at September 28, 1996                      90,938    4.00 - 9.00   47,000     1.50 - 6.00   22,000    4.50
      Exercisable at September 28, 1996                      75,563   $4.00 - 4.50   42,500    $1.50 - 6.00   13,200   $4.50
      Available for grant at September 28, 1996              85,867                  36,625                   27,250

      Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for full-time employees who have attained certain length-of-service requirements and who do not own 5% or more of the Company's outstanding stock. Under the terms of the plan, eligible employees are granted the right on a semiannual basis to purchase shares of the Company's common stock. The purchase price is equal to 90% of the fair market value of the Company's common stock during certain predetermined periods, and employees may purchase shares having an aggregate value of up to 10% of basic compensation. The Company issued 843 shares in 1996, 1,272 shares in 1995 and 1847 shares in 1994 in connection with the Employee Stock Purchase Plan.

      Employee Investment Plan

      The Company maintains the Datamarine Employee Investment Plan (a 401(k)
      Plan). All full-time employees who have reached age 21 and have one year of service are eligible for participation. Employees can contribute up to 12% of their base salary with the Company matching 50% of the first 6% of base salary contributed. The Company issued 3,734 shares in 1996, 4,599 in 1995 and 12,112 shares in 1994 under the Employee Investment Plan.

      Shares Reserved for Future Issue

      At September 28, 1996, the Company had reserved the following shares of its common stock for future issue:


      Employee Stock Purchase Plan                                 6,828
      1991 Stock Option Plan:
        Qualified Options                                        176,805
        Nonqualified Options                                      83,625
        Piggy-Back Options                                        49,250
      1992 Stock Option Plan for Non-employee Directors            4,500
      1995 Stock Option Plan for Non-employee Directors           40,000
      Convertible Debentures                                     163,967
                                                                 -------
                                                                 524,975
                                                                 =======

      Preferred Stock

      In connection with the issuance of the Debentures in fiscal 1996, the Company also authorized 1,000,000 shares of preferred stock, $1 par. Under certain conditions, the Debentures are convertible into 2,000 shares of redeemable preferred stock and 2,000 shares of convertible preferred stock.

      Each $1,000 principal value of the Debentures is convertible into one share of redeemable preferred stock. The redeemable preferred stock is entitled to dividends in an amount equal to the interest that would otherwise be payable on the Debentures, and is subject to mandatory redemption in December 2000. The redeemable preferred stock has no voting rights. The Company has the option any time after December 19, 1997 of redeeming all, but not less than all, of the redeemable preferred stock then outstanding at a price of $1,000 per share.

      Each share of convertible preferred stock is convertible into approximately 82 shares of the Company's common stock. Convertible preferred shares have voting rights equal to common shares, and are entitled to such number of votes per share as equals the number of shares of common stock into which each share of convertible preferred is then convertible. The Company has the option any time after December 19, 2000 of converting the convertible preferred stock to common stock, or redeeming the shares at fair value. In accordance with the Debenture Agreement, the Company has reserved for future issue 4,000 shares of preferred stock.

11.   Income Taxes:

      The components of income tax expense (benefit) consists of the following:

                                                   1996          1995         1994
                                                 ---------   -------------   ------

      Deferred (benefit) provision - Federal     $ 388,083   $ (1,083,640)   $    -
                                                 ==================================

      The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                          1996           1995
                                                       -----------    -----------

      Net operating loss carryforwards                 $   622,000    $   967,000
      Accrued expenses not currently deductible for
       tax purposes                                        206,000        233,000
      General business tax credit carryforwards            128,000        127,000
      Property and equipment                                12,000         47,000
      Allowance for doubtful accounts                       58,000         53,000
      Inventory, principally due to valuation
       differences and overhead application                148,000        138,000
      Other, individually less than 5% of deferred
       tax asset                                               909            992
                                                       --------------------------
                                                         1,174,909      1,565,992
      Less valuation allowance                            (437,000)      (440,000)
                                                       --------------------------
      Net deferred tax assets                          $   737,909    $ 1,125,992
                                                       ==========================

      At October 1, 1994, a valuation allowance was recorded equal to the Company's deferred tax asset balance of $1,142,000 due to the uncertainty of future taxable income estimates. During fiscal 1995, the valuation allowance was reduced by $702,000 to reflect management's then current assessment of the amount of deferred federal tax assets which were more likely realizable than not. The valuation allowance balance at September 28, 1996 and September 30, 1995 relates primarily to deferred state tax benefits of net operating loss carryforwards and future deductible temporary differences which are not expected to be realized on a separate company return basis.

      The Company has recorded a net deferred tax asset of $738,000 including the benefit of loss carryforwards, which expire in varying amounts between fiscal 2008 and 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      The reconciliation of income taxes at the federal statutory rate of 34% to the income tax provision (benefit) presented in the consolidated statement of operations is presented below:

                                                           1996          1995           1994
                                                         ---------   ------------    ----------

      Income tax expense (benefit) at statutory rate     $ 387,000   $   (261,000)   $ (135,000)
      State income taxes, net of federal tax benefit         4,000        (99,000)      (67,520)
      Unrecognized deferred income tax benefit                   -              -             -
      Unrecognized net operating loss benefit                    -              -             -
      Other                                                     83        (21,640)        2,520
      Change in valuation allowance                         (3,000)      (702,000)      200,000
                                                         --------------------------------------
      Income tax expense (benefit)                       $ 388,083   $ (1,083,640)   $        -
                                                         ======================================

      As of September 28, 1996, the Company has net operating loss carryforwards of $811,000 which are available to reduce future federal taxable income ($71,000 of which expire in fiscal 2008, $513,000 in fiscal 2009 and the remainder in 2010). The Company also has general business tax credit carryforwards of $128,000.

12.   Restructuring Charge:

      During fiscal 1995, the Company recognized a special charge of $686,458 in connection with a restructuring program designed to improve productivity and permanently reduce costs. The Company moved its corporate administrative functions and production of its instrumentation product line from Pocasset, Massachusetts to its facility in Mountlake Terrace, Washington. The restructuring was announced effective January 1995 and was substantially completed by December 31, 1995. The program resulted in the permanent reduction of approximately 30 employees and 35,000 square feet of manufacturing and office space. The restructuring charge was comprised of $346,524 in writedowns of production equipment and leasehold improvements, $94,630 in writedowns of inventory related to discontinued products, $147,748 in employee termination benefits, and $97,556 in lease settlement costs. The lease was settled for $210,000, including $112,444 related to past due rental amounts, comprised of $30,000 in cash and the issuance of 22,000 shares of the Company's common stock having a fair market value of $180,000. Upon final pricing 2,000 of the settlement shares were returned to the Company.

13.   Subsequent Event:

      On December 12, 1996 the Company filed a collection action against one of its customers for accounts totaling approximately $132,000 at September 28, 1996. On December 23, 1996 the same customer filed suit against the Company alleging breach of certain express and implied warranty and contractual obligations, and negligent representation with respect to sales of the Company's narrowband products. The suit seeks $6,000,000 - $9,000,000 in damages and unspecified amounts for interest and other costs. The ultimate outcome of the litigation cannot presently be determined, accordingly no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART  III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and offices of all executive officers of the Registrant are as follows:


  Name                Age   Office
  ----                ---   ------

  Peter D. Brown      49    Chairman of the Board, President and
                            Chief Executive Officer of Registrant

  David C. Thompson   67    Director, Treasurer and Secretary of
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

Mr. Brown was elected President of the Registrant in September 1991. Mr. Brown is CEO of The South Beach Company, a management company, and Vice President and Treasurer of Gordon & Ferguson, a manufacturer of mens' and boys' outerwear. From 1974 through 1990, Mr. Brown was CEO of Heather Hill Sportswear Co., an apparel company.

Mr. Thompson served as Acting Chief Executive Officer of the Registrant from June 1990 until January 1991. Mr. Thompson served as Executive Vice President and Chief Operating Officer of the Registrant from October 1989 until February 1992. Mr. Thompson has served as President and Chief Executive Officer of SEA, Inc., a wholly-owned subsidiary of the Registrant, since its acquisition by the Registrant in 1986. He had held the same position with SEA before the merger since 1980. In 1996, he was named Treasurer and Secretary of the Registrant. Mr. Thompson was previously President, Chief Executive Officer and a Director of SBE, Inc., a public corporation involved in the manufacture of CB radios, land mobile and marine VHF communication products.


ITEMS 10, 11, 12 and 13.

The information called for by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Stockholders.


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

(b)   Reports on Form 8-K. None.

(c)   List of Exhibits


 Exhibit
 Number                             Description
 -------                            -----------

   3.1 Articles of Organization, as amended, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended September 30,
            1995.

   3.2 Bylaws, incorporated by reference to Registration Statement 0-8936 on Form 10.

   4 Debenture Purchase Agreement with exhibits, incorporated by reference to Annual Report on Form10-K for the Fiscal Year Ended
            September 30, 1995.

  10.1 Datamarine International, Inc. 1991 Stock Option Plan, incorporated by reference to Registration Statement 33-48532 on Form S-8.

  10.2 1992 Stock Option Plan for Non-employee Directors, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended
            October 1, 1994.

  10.3      Debenture Purchase Agreement with exhibits, same as 4 above.

  10.4      1995 Stock Option Plan for Non-employee Directors

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


                        DATAMARINE INTERNATIONAL, INC.


By:/s/ PETER D. BROWN
-------------------------------------------
Peter D. Brown, President
Chief Executive Officer

By:/s/ DAVID C. THOMPSON
-------------------------------------------
David C. Thompson
Principal Financial and Accounting Officer

Date: December 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ PETER D. BROWN
-------------------------------------------
Peter D. Brown, Chairman of the Board
December 23, 1996

By:/s/ DAVID C. THOMPSON
-------------------------------------------
David C. Thompson, Director
December 23, 1996

By:/s/ DALE N. HATFIELD
-------------------------------------------
Dale N. Hatfield, Director
December 23, 1996

By:/s/ ROBERT BENBOW
-------------------------------------------
Robert Benbow, Director
December 23, 1996



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES


  COL. A                                            COL. B               COL. C              COL. D        COL. E
-----------                                      ------------   -------------------------   ----------   -----------

                                                                        Additions
                                                  Balance at    -------------------------                  Balance
                                                  Beginning      Charged to    Charged to   Deductions     at End
DESCRIPTION                                       of Period       Expenses       Other      (describe)    of Period
-----------                                      ------------   ------------   ----------   ----------   -----------

Year ended September 28, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts              $   158,193       81,615                    67,818(1)   $   171,990
    Allowance for slow moving inventory              273,624       58,056                   144,551(2)       187,129
    Valuation allowance for deferred tax asset       440,000                                  3,000(4)       437,000
                                                 -------------------------------------------------------------------
      Totals                                     $   871,817      139,671                   215,369      $   796,119
                                                 ===================================================================

Product warranty liability                       $   237,469      117,608                   119,580(3)   $   235,497
                                                 ===================================================================

Year ended September 30, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts              $   142,292       59,725                    43,824(1)   $   158,193
    Allowance for slow moving inventory              183,502      104,417                    14,295(2)       273,624
    Valuation allowance for deferred tax asset     1,142,000                                702,000(4)       440,000
                                                 -------------------------------------------------------------------
      Totals                                     $ 1,467,794      164,142                   760,119      $   871,817
                                                 ===================================================================

Product warranty liability                       $   197,524      120,819                    80,874(3)   $   237,469
                                                 ===================================================================

Year ended October 1, 1994
  Deducted from asset accounts:
    Allowance for doubtful accounts              $   204,031      (42,048)                   19,691(1)   $   142,292
    Allowance for slow moving inventory              461,491       56,482                   334,471(2)       183,502
    Valuation allowance for deferred tax asset                  1,142,000(5)                               1,142,000
                                                 -------------------------------------------------------------------
      Totals                                     $   665,522    1,156,434                   354,162      $ 1,467,794
                                                 ===================================================================

Product warranty liability                       $   160,293      112,965                    75,734(3)   $   197,524
                                                 ===================================================================

--------------------
<F1>  Uncollectible accounts written off, net of recoveries.
<F2>  Obsolete material written off.
<F3>  Warranty claims honored during the year.
<F4>  Reduction of deferred tax asset valuation account, credited to income taxes expense (benefit).
<F5>  Includes cumulative effect of FAS 109 "Accounting for Income Taxes"
      adoption as of October 3, 1993.



Report Of Independent Accountants


To the Stockholders and Board of Directors of Datamarine International, Inc.


Our report on the consolidated financial statements of Datamarine International, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995 and for the years ended September 28, 1996, September 30, 1995 and October 1, 1994 is included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule for the years ended September 28, 1996, September 30, 1995 and October 1, 1994, listed in Item 14(a) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/:COOPERS & LYBRAND L.L.P


Seattle, Washington
December 20, 1996