Form 10-Q
period 1996-12-28
DATAMARINE INTERNATIONAL INC
filed 1997-02-11
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996 Commission File Number 0-8936

                       DATAMARINE INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

            Massachusetts                            04-2454559
      (State of Incorporation)         (I.R.S. Employer Identification Number)

             7030 220th SW, Mountlake Terrace, Washington 98043
                  (Address of principal executive offices)

                                (206)771-2182
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.

                              Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at December 28, 1996
     Common Stock, .01 Par Value                      1,309,786



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended
                                        ---------------------------
                                        December 28,   December 30,
                                           1996           1995
                                        ------------   ------------

Net sales                               $2,823,077     $3,997,201

Cost of products sold                    1,704,963      2,139,916
                                        -------------------------

Gross profit                             1,118,114      1,857,285

Operating expenses                       1,286,855      1,366,914
                                        -------------------------

Operating income (loss)                   (168,741)       490,371

Other expense                              119,999         12,278
                                        -------------------------

Income (loss) before income taxes         (288,740)       478,093

Provision (benefit) for income taxes       (96,362)       165,883
                                        -------------------------

Net income (loss)                       $ (192,378)    $  312,210
                                        =========================

Income (loss) per share                 $    (0.15)    $     0.22
                                        =========================

Average shares outstanding               1,309,691      1,396,488



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                    December 28,   September 28,   December 30,
               ASSETS                                   1996           1996            1995
                                                    ------------   -------------   ------------

Current assets:
  Cash and cash equivalents                         $    46,087    $   330,076     $ 1,252,160
  Accounts receivable                                 3,174,550      3,335,052       2,200,882
  Inventories                                         5,327,031      5,230,705       3,179,918
  Prepaid expenses and other current assets             166,126        202,067         238,496
  Deferred income taxes, current                        332,825        332,825         174,117
                                                    ------------------------------------------
      Total current assets                            9,046,619      9,430,725       7,045,573

Property, plant and equipment                         5,227,596      5,169,121       4,688,239
  Less accumulated depreciation                       2,984,758      2,889,267       2,548,632
                                                    ------------------------------------------
      Property, plant and equipment, net              2,242,838      2,279,854       2,139,607

Deferred income taxes, noncurrent                       501,446        405,084         785,992
Other assets, net                                       521,294        534,183         382,783
                                                    ------------------------------------------

      Total assets                                  $12,312,197    $12,649,846     $10,353,955
                                                    ==========================================

 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable to banks                            $ 1,750,000    $ 1,750,000     $   134,146
  Accounts payable                                      726,778        718,240         895,336
  Accrued expenses                                    1,484,217      1,621,694       1,333,341
  Current maturities of long-term debt                  147,758        173,293         210,920
                                                    ------------------------------------------
      Total current liabilities                       4,108,753      4,263,227       2,573,743

Long-term debt, less current maturities               1,854,471      1,849,685       1,535,864
                                                    ------------------------------------------

      Total liabilities                               5,963,224      6,112,912       4,109,607
                                                    ------------------------------------------

Redeemable preferred stock, $1 par value,
 issued, none                                                 -              -               -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred
   shares, issued, none                                       -              -               -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares;
   1,309,786 shares issued and outstanding               13,098         13,094          12,971
  Capital in excess of par value                      3,647,856      3,644,662       3,801,046
  Unearned compensation                                 (11,202)       (12,421)        (22,497)
  Retained earnings                                   2,699,221      2,891,599       2,452,828
                                                    ------------------------------------------
      Total stockholders' equity                      6,348,973      6,536,934       6,244,348
                                                    ------------------------------------------

      Total liabilities and stockholders' equity    $12,312,197    $12,649,846     $10,353,955
                                                    ==========================================



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                 ---------------------------
                                                                 December 28,   December 30,
                                                                     1996           1995
                                                                 ------------   ------------

OPERATING ACTIVITIES
  Net income (loss)                                              $(192,378)     $   312,210
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                  104,588           77,088
    Amortization of debenture discount and issue costs              33,875                -
    Provision for losses on accounts receivable                     15,463           23,385
    Amortization of unearned compensation                            1,219           10,879
    Provision for (benefit of) deferred income taxes               (96,362)         165,883
    Changes in operating assets and liabilities:
      Accounts receivable                                          145,039          113,340
      Inventories, prepaid expenses and other current assets       (60,385)         195,710
      Accounts payable and accrued expenses                       (128,939)         101,640
                                                                 --------------------------
  Net cash provided by (used in) operating activities             (177,880)       1,000,135

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                           (58,475)        (478,154)
  Other                                                             (6,083)        (128,309)
                                                                 --------------------------
  Net cash used in investing activities                            (64,558)        (606,463)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                 3,198            2,868
  Proceeds from other borrowings                                         -        2,000,000
  Principal payments on other borrowings                                 -          (30,000)
  Principal payments on revolving line
   of credit and long-term debt                                    (44,749)      (1,367,223)
                                                                 --------------------------
  Net cash provided by (used in) financing activities              (41,551)         605,645

  Increase (decrease) in cash and equivalents during period       (283,989)         999,317
  Cash and equivalents at beginning of period                      330,076          252,843
                                                                 --------------------------

  Cash and equivalents at end of period                          $  46,087      $ 1,252,160
                                                                 ==========================



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------
      The accompanying unaudited, consolidated, condensed quarterly financial statements have been prepared in accordance with instructions to FORM 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with Generally Accepted Accounting Principles. In the opinion of management, they fairly represent the operating results of the Company for the periods presented. All accruals necessary for a fair presentation of the operating results of the period have been included. Accounting policies used in FY97 are consistent with those used in FY96. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on FORM 10-K for the year ended September 28, 1996. The results shown are not necessarily indicative of the results that may be expected in succeeding quarters.

Note B - Inventory Components
-----------------------------
      Inventories consisted of the following at:

                  December 28, 1996   September 28, 1996   December 30, 1995
----------------------------------------------------------------------------

Finished Goods    $2,030,606          $1,700,558           $  991,205
Raw Material       3,296,425           3,530,147            2,188,713
---------------------------------------------------------------------
                   5,327,031          $5,230,705           $3,179,918
---------------------------------------------------------------------


Note C - Income Taxes
---------------------
      Management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Note D - Legal Proceedings
--------------------------
      On December 12, 1996 the Company filed a collection action against one if its customers for accounts totaling approximately $132,000 at September 28, 1996. On December 23, 1996 the same customer filed suit against the Company alleging breach of certain express and implied warranty and contractual obligations, and negligent representation with respect to sales of the Company's narrowband products. The suit seeks $6,000,000 - $9,000,000 in damages and unspecified amounts for interest and other costs. The ultimate outcome of the litigation cannot presently be determined. The Company is not aware of any other legal proceedings or claims.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                       QUARTER ENDED DECEMBER 28, 1996

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended December 28, 1996 and the comparable quarter in the prior fiscal year.

           Sales                                                  Gross Profit
---------------------------                                ---------------------------
December 28,   December 30,                                December 28,   December 30,
    1996           1995                                        1996           1995
--------------------------------------------------------------------------------------

$1,192,317     $2,506,836     Land Mobile Communications   $  356,856     $1,221,374
 1,301,465      1,162,170     Marine Communications           594,664        505,922
   329,295        328,195     Marine Instrumentation          166,594        129,989
------------------------------------------------------------------------------------
$2,823,077     $3,997,201     Total                        $1,118,114     $1,857,285
------------------------------------------------------------------------------------


Sales order backlogs were as follows: Land Mobile Communications $811,000, Marine Communications $79,000 and Marine Instrumentation $28,000. Land Mobile Communications backlogs are volatile, based upon the customers' ability to obtain Federal Communications Commission (FCC) approval for site locations.

Income and expense items as a                                     Percentage
   percentage of net sales                                    increase (decrease)
-----------------------------                                 -------------------
                                                              1996       1995
December 28,   December 30,                                    to         to
    1996           1995                                       1997       1996
-----------------------------------------------------------------------------

    100%           100%       Net sales                        (29)        10
     60             54        Cost of products sold            (20)         1
     40             46        Gross profit                     (40)        21
     46             34        Operating expenses                (6)        (8)
     (6)            12        Operating income (loss)         (135)      1025
      4              0        Other expense                    877        (61)
    (10)            12        Income (loss) before taxes      (160)      3681
     (3)             4        Provision (benefit) for taxes   (158)      n.m.
     (7%)            8%       Net income (loss)               (162)      2405



Net sales decreased by $1,174,124 or 29% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $1,314,519 or 52% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $139,295 or 12%. Net sales of the Company's marine instrumentation systems increased by $1,100, approximating the prior year.

Sales of marine communications and marine instrumentation products continued to contribute to the Company's overall performance and were consistent with management's expectations. The decline in land mobile product sales is directly attributable to the FCC's failure to act with respect to the auction of 220 MHz radio service licenses. Until such licenses are issued, the Company's sales of base station equipment will be greatly restricted.

Gross profit was $1,118,114 (40% of net sales), as compared to $1,857,285 (46% of net sales) in the prior year, a decrease of $739,171 or 40%. The gross profit on land mobile products was $356,856 (30% of such sales), as compared to $1,221,374 (49% of such sales) in the prior year, a decrease of $864,518 or 71%. The gross profit on marine communications systems was $594,664 (46% of such sales), as compared to $505,922 (44% of such sales) in the prior year, an increase of $88,742 or 18%. The gross profit on marine instrumentation systems was $166,594 (51% of such sales), as compared to $129,989 (40% of such sales) in the prior year, an increase of $36,605 or 28%. The decrease in overall gross profit margin was due to a greater portion of the Company's land mobile sales coming from mobile radio products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. Profit margins on marine communication and marine instrumentation products improved over the previous year, due to lower manufacturing costs and higher margins on new products.

Operating expenses were $1,286,855 (46% of net sales), as compared to $1,366,914 (34% of net sales) last year, a decrease of $80,059 or 6%. Operating costs declined as a result of lower selling expenses, but comprised a greater percentage of sales due to the larger decline in total revenues.

Other expenses increased to $119,999 as compared to $12,278 last year. The increase is due primarily to additional interest expense, and the amortization of discount and direct costs related to the convertible debentures issued December 19, 1995.

On December 28, 1996, the Company's principal sources of liquidity consisted of $46,087 in cash and equivalents and $750,000 in the unused portion of bank working capital credit lines.

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



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

                       QUARTER ENDED DECEMBER 28, 1996

                         PART II - OTHER INFORMATION

Items 1,2,3,4, and 5

There were no reportable events or matters under these captions during the quarter ended December 28, 1996.

Item 6

(b) There were no reports on FORM 8-K filed during the quarter ended December 28, 1996.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                               (Registrant)



Date:  February 10, 1997               /s/ DAVID C. THOMPSON
       -----------------                   ------------------
                                       Principal Financial and
                                       Accounting Officer