Form 10-Q
period 1997-03-31
DATAMARINE INTERNATIONAL INC
filed 1997-05-13
CIK 27075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 29, 1997

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


                                 (425)771-2182
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at March 29, 1997
Common Stock, .01 Par Value                           1,311,038



                DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended             Six Months Ended
                                             --------------------------    --------------------------
                                              March 29,      March 30,      March 29,      March 30,
                                                1997           1996           1997           1996
                                             -----------    -----------    -----------    -----------

Net sales                                    $ 3,386,079    $ 3,963,374    $ 6,209,156    $ 7,960,575

Cost of products sold                          2,278,584      2,335,990      3,983,547      4,475,906
                                             --------------------------------------------------------

Gross profit                                   1,107,495      1,627,384      2,225,609      3,484,669

Operating expenses                             1,351,320      1,375,663      2,638,175      2,742,577
                                             --------------------------------------------------------

Operating income (loss)                         (243,825)       251,721       (412,566)       742,092

Other expense                                    143,238         99,331        263,237        111,609
                                             --------------------------------------------------------

Income (loss) before income taxes               (387,063)       152,390       (675,803)       630,483

Provision (benefit) for income taxes            (130,884)        58,524       (227,246)       224,407
                                             --------------------------------------------------------

Net income (loss)                            $  (256,179)   $    93,866    $  (448,557)   $   406,076
                                             ========================================================

Net income (loss) per share:
  Primary                                    $     (0.20)   $      0.06    $     (0.34)   $      0.28
  Fully diluted                              $     (0.20)   $      0.06    $     (0.34)   $      0.27

Weighted average common and equivalent
 shares outstanding:
  Primary                                      1,309,800      1,557,151      1,309,746      1,476,819
  Fully diluted                                1,309,800      1,563,323      1,309,746      1,490,921





                             DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                                                    March 29,     September 28,      March 30,
                                                                      1997            1996             1996
                                                                  ------------    -------------    ------------

ASSETS
Current assets:
  Cash and cash equivalents                                       $     15,290    $    330,076     $    508,425
  Accounts receivable                                                2,926,645       3,335,052        2,485,589
  Inventories                                                        5,274,523       5,230,705        4,067,506
  Prepaid expenses and other current assets                            232,285         202,067          186,112
  Deferred income taxes, current                                       332,825         332,825          200,000
                                                                  ---------------------------------------------
      Total current assets                                           8,781,568       9,430,725        7,447,632

Property, plant and equipment                                        5,210,011       5,169,121        4,772,591
  Less accumulated depreciation                                      3,039,854       2,889,267        2,661,759
                                                                  ---------------------------------------------
  Property, plant and equipment, net                                 2,170,157       2,279,854        2,110,832

Deferred income taxes, noncurrent                                      632,329         405,084          701,110
Other assets, net                                                      510,250         534,183          504,030
                                                                  ---------------------------------------------

      Total assets                                                $ 12,094,304    $ 12,649,846     $ 10,763,604
                                                                  =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                                          $  1,750,000    $  1,750,000     $    124,895
  Accounts payable                                                     806,039         718,240        1,035,187
  Accrued expenses                                                   1,447,096       1,621,694        1,526,491
  Current maturities of long-term debt                                 119,247         173,293          203,532
                                                                  ---------------------------------------------
      Total current liabilities                                      4,122,382       4,263,227        2,890,105

Long-term debt, less current maturities                              1,861,743       1,849,685        1,767,647
                                                                  ---------------------------------------------

      Total liabilities                                              5,984,125       6,112,912        4,657,752
                                                                  ---------------------------------------------

Redeemable preferred stock, $1 par value, issued, none                      --              --               --

Stockholders' equity:
  Convertible preferred stock, $1 par value, Authorized
   1,000,000 shares; including redeemable preferred shares,
   issued, none                                                             --              --               --
  Common stock, $.01 par value, Authorized 3,000,000 shares;
   1,311,038 shares issued and outstanding                              13,110          13,094           12,971
  Capital in excess of par value                                     3,720,677       3,644,662        3,561,046
  Unearned compensation                                                (66,650)        (12,421)         (14,859)
  Retained earnings                                                  2,443,042       2,891,599        2,546,694
                                                                  ---------------------------------------------
      Total stockholders' equity                                     6,110,179       6,536,934        6,105,852
                                                                  ---------------------------------------------

      Total liabilities and stockholders' equity                  $ 12,094,304    $ 12,649,846     $ 10,763,604
                                                                  =============================================



                DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended
                                                                       ----------------------------
                                                                        March 29,        March 30,
                                                                          1997             1996
                                                                       -----------     ------------

OPERATING ACTIVITIES
  Net income (loss)                                                    $ (448,557)     $    406,076
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                         216,707           188,888
    Amortization of debenture discount and issue costs                     67,750            25,875
    Provision for losses on accounts receivable                            32,797            36,286
    Employee investment plan expense                                       12,832                --
    Amortization of unearned compensation                                   5,771            18,517
    Provision for (benefit of) deferred income taxes                     (227,246)          224,882
    Changes in operating assets and liabilities:
      Accounts receivable                                                 375,610          (184,268)
      Inventories, prepaid expenses and other current assets              (74,036)         (639,494)
      Accounts payable and accrued expenses                               (86,799)          434,641
                                                                       ----------------------------
        Net cash provided by (used in) operating activities              (125,171)          511,403

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                                  (88,665)         (562,506)
  Other                                                                   (14,161)         (258,104)
                                                                       ----------------------------
        Net cash used in investing activities                            (102,826)         (820,610)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                        3,199             2,868
  Proceeds from other borrowings                                               --         2,000,000
  Principal payments on other borrowings                                       --           (30,000)
  Principal payments on revolving line of credit and long-term debt       (89,988)       (1,408,079)
                                                                       ----------------------------
        Net cash provided by (used in) financing activities               (86,789)          564,789

  Increase (decrease) in cash and equivalents during period              (314,786)          255,582
  Cash and equivalents at beginning of period                             330,076           252,843
                                                                       ----------------------------

  Cash and equivalents at end of period                                $   15,290      $    508,425
                                                                       ============================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation The accompanying consolidated condensed financial statements have been prepared in accordance with SEC requirements for interim financial statements. They, therefore, do not include all of the disclosures which are presented in the Datamarine International, Inc. ("the Company") Annual Report on Form 10-K. It is suggested that the financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim period. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Net income per share is computed using the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options to the extent these had a dilutieve effect on the corporation.


Note B - Inventory Components Inventories consisted of the following at:

                             March 29, 1997    September 28, 1996    March 30, 1996
                             --------------    ------------------    --------------

      Finished Goods          $ 1,327,686         $ 1,603,671         $ 1,100,244
      Work-in-Process           1,196,783              96,887             479,889
      Raw Material              2,750,054           3,530,147           2,487,373
                              ---------------------------------------------------
                              $ 5,274,523         $ 5,230,705         $ 4,067,506
                              ---------------------------------------------------

Note C - Income Taxes Management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                          QUARTER ENDED MARCH 29, 1997


The following table sets forth the components of sales and gross profit by product line for the Quarter Ended March 29, 1997 and the comparable quarter in the prior fiscal year.

             Sales                                                Gross Profit
   -------------------------                                -------------------------
    March 29,     March 30,                                  March 29,     March 30,
      1997          1996                                       1997          1996
   ----------------------------------------------------------------------------------

   $ 1,479,378   $ 2,075,813   Land Mobile Communications   $   314,236   $   698,547
     1,292,250     1,285,293   Marine Communications            574,135       654,735
       614,451       602,268   Marine Instrumentation           219,124       274,102
   ----------------------------------------------------------------------------------
   $ 3,386,079   $ 3,963,374      Total                     $ 1,107,495   $ 1,627,384
   ----------------------------------------------------------------------------------

Sales order backlogs were as follows: Land Mobile Communications $484,000, Marine Communications $252,000 and Marine Instrumentation $16,000.

  Income and expense items as a                                        Percentage
     percentage of net sales                                       increase (decrease)
  -----------------------------                                    -------------------
                                                                      1996     1995
     March 29,     March 30,                                           to       to
       1997          1996                                             1997     1996
  ------------------------------------------------------------------------------------

       100%          100%         Net sales                           (15)      12
        67            59          Cost of products sold                (2)      15
        33            41          Gross profit                        (32)       7
        40            35          Operating expenses                   (2)      (7)
        (7)            6          Operating income (loss)             n.m.     n.m.
         4             2          Other expense                        44       95
       (11)            4          Income (loss) before taxes          n.m.     n.m.
        (4)            2          Provision (benefit) for taxes       n.m.     n.m.
        (8)%           2%         Net income (loss)                   n.m.     713

Net sales decreased by $577,295 or 15% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $596,435 or 29% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $6,957 or 1%. Net sales of the Company's marine instrumentation systems increased by $12,183 or 2%.

The overall sales decrease was due to the decline in the sale of land mobile base station equipment compared to the same quarter of FY96. Management attributes the decline in land mobile sales to the Federal Communication Commission (FCC)'s failure to act with respect to the auction of 220 MHz radio service licenses. Until such auction licenses are issued, the Company's sales of base station equipment is almost non-existent. Sales of marine communications and marine instrumentation products continued to contribute to the Company's overall performance for the quarter and were consistent with management's expectations.

Gross profit was $1,107,495 (33% of net sales), as compared to $1,627,384 (41% of net sales) in the prior year, a decrease of $519,889 or 32%. The gross profit on land mobile products was $314,236 (21% of such sales), as compared to $698,547 (34% of such sales) in the prior year, a decrease of $384,311 or 55%. The gross profit on marine communications systems was $574,135 (44% of such sales), as compared to $654,735 (51% of such sales) in the prior year, a decrease of $80,600 or 12%. The gross profit on marine instrumentation systems was $219,124 (36% of such sales), as compared to $274,102 (46% of such sales) in the prior year, a decrease of $54,978 or 20%. The decrease in overall gross profit margin was due mostly to a greater portion of the Company's land mobile sales coming from mobile radio products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. Profit margins on marine communication and marine instrumentation products declined due to a change in product sales mix.

Operating expenses were $1,351,320 (40% of net sales), as compared to $1,375,663 (35% of net sales) last year, a decrease of $24,343 or 2%. Operating costs declined as a result of lower selling expenses and ongoing cost control programs, but comprised a greater percentage of sales due to the larger decline in total revenues.

Other expenses increased to $143,238 as compared to $99,331 last year. The increase is due to additional interest expense on increased bank borrowings, and increased site management expenses related to Narrowband Network Systems.

On March 29, 1997, the Company's principal sources of liquidity consisted of $15,290 in cash and equivalents and $750,000 in the unused portion of a bank revolving line of credit. The bank line is secured by the Company's assets and availability is subject to a borrowing base requirement. At March 29, 1997 the Company's borrowing base calculation was not in compliance with certain terms of the bank line and no additional borrowings could be made against the line. The Company believes that its existing cash balances, line of credit and other sources of financing will provide adequate flexibility to fund the Company's operating needs and capital expenditures during the next twelve months.

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



                          PART II - OTHER INFORMATION


Items 1,2,3,4, and 5

There were no reportable events or matters under these captions during the quarter ended March 29, 1997.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits.

     11.  Computation of Earnings Per Share

     27.  Financial Data Schedule

(b) There were no reports on FORM 8-K filed during the quarter ended March 29, 1997.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Datamarine International, Inc.
                                    (Registrant)



Date:   May 12, 1997                /s/  David C. Thompson
      ----------------              ------------------------------------------
                                    David C. Thompson
                                    Principal Financial and Accounting Officer