Form 10-Q
period 1997-06-28
DATAMARINE INTERNATIONAL INC
filed 1997-08-11
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 28, 1997 Commission File Number 0-8936

                       DATAMARINE INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

            Massachusetts                            04-2454559
      (State of Incorporation)         (I.R.S. Employer Identification Number)

             7030 220th SW, Mountlake Terrace, Washington 98043
                  (Address of principal executive offices)

                               (425) 771-2182
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.

                              Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at June 28, 1997
      Common Stock, .01 Par Value                     1,317,473


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended           Nine Months Ended
                                                              ------------------------    -------------------------
                                                               June 28,      June 28,      June 28,      June 28,
                                                                 1997          1996          1997          1996
                                                              ----------    ----------    ----------    -----------

Net sales                                                     $2,981,853    $4,393,041    $9,191,009    $12,353,616

Cost of products sold                                          1,831,435     2,630,688     5,814,982      7,106,594
                                                              -----------------------------------------------------

Gross profit                                                   1,150,418     1,762,353     3,376,027      5,247,022

Operating expenses                                             1,271,760     1,347,056     3,909,935      4,089,633
                                                              -----------------------------------------------------

Operating income (loss)                                         (121,342)      415,297      (533,908)     1,157,389

Other income and expense, net                                    119,131       112,961       382,368        224,570
                                                              -----------------------------------------------------

Income (loss) before income taxes                               (240,473)      302,336      (916,276)       932,819

Provision (benefit) for income taxes                             (81,769)      118,039      (309,015)       342,446
                                                              -----------------------------------------------------

Net income (loss)                                             $ (158,704)   $  184,297    $ (607,261)   $   590,373
                                                              =====================================================

Net income (loss) per share:
  Primary                                                     $    (0.12)   $     0.12    $    (0.46)   $      0.40
  Fully diluted                                               $    (0.12)   $     0.12    $    (0.46)   $      0.39

Weighted average common and equivalent shares outstanding:
  Primary                                                      1,314,790     1,565,925     1,311,427      1,475,932
  Fully diluted                                                1,314,790     1,576,509     1,311,427      1,527,094


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                     June 28,     September 28,    June 28,
                    ASSETS                             1997           1996           1996
                                                     --------     -------------    --------

Current assets:
  Cash and cash equivalents                         $    18,559    $   330,076    $    87,591
  Accounts receivable                                 2,581,984      3,335,052      3,304,281
  Inventories                                         5,329,140      5,230,705      5,511,275
  Prepaid expenses and other current assets             196,137        202,067        221,613
  Deferred income taxes, current                        332,825        332,825        200,000
                                                    -----------------------------------------
      Total current assets                            8,458,645      9,430,725      9,324,760

Property, plant and equipment                         5,283,141      5,169,121      4,886,543
  Less accumulated depreciation                       3,138,193      2,889,267      2,780,637
                                                    -----------------------------------------
      Property, plant and equipment, net              2,144,948      2,279,854      2,105,906

Deferred income taxes, noncurrent                       714,099        405,084        583,069
Other assets, net                                       514,141        534,183        521,135
                                                    -----------------------------------------

      Total assets                                  $11,831,833    $12,649,846    $12,534,870
                                                    =========================================

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                            $ 1,750,000    $ 1,750,000    $ 1,406,392
  Accounts payable                                      652,652        718,240      1,254,378
  Accrued expenses                                    1,454,235      1,621,694      1,566,556
  Current maturities of long-term debt                  105,077        173,293        129,894
                                                    -----------------------------------------
      Total current liabilities                       3,961,964      4,263,227      4,357,220

Long-term debt, less current maturities               1,873,492      1,849,685      1,835,319
                                                    -----------------------------------------

      Total liabilities                               5,835,456      6,112,912      6,192,539
                                                    -----------------------------------------

Redeemable preferred stock, $1 par value,
 issued, none                                                 -              -              -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred
   shares, issued, none                                       -              -              -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares;
   1,317,473 shares issued and outstanding               13,175         13,094         13,026
  Capital in excess of par value                      3,759,295      3,644,662      3,611,954
  Unearned compensation                                 (60,431)       (12,421)       (13,640)
  Retained earnings                                   2,284,338      2,891,599      2,730,991
                                                    -----------------------------------------
      Total stockholders' equity                      5,996,377      6,536,934      6,342,331
                                                    -----------------------------------------

      Total liabilities and stockholders' equity    $11,831,833    $12,649,846    $12,534,870
                                                    =========================================


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Nine Months Ended
                                                                 -------------------------
                                                                  June 28,      June 28,
                                                                    1997          1996
                                                                  --------      --------

OPERATING ACTIVITIES
  Net income (loss)                                              $(607,261)    $   590,373
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                                  324,845         307,766
    Amortization of debenture discount and issue costs              88,127          59,749
    Provision for losses on accounts receivable                     48,111          59,104
    Employee investment plan expense                                36,287          19,537
    Amortization of unearned compensation                           11,990          19,736
    Provision for (benefit of) deferred income taxes              (309,015)        342,923
    Changes in operating assets and liabilities:
      Accounts receivable                                          704,957      (1,025,778)
      Inventories, prepaid expenses and other current assets       (92,505)     (2,118,764)
      Accounts payable and accrued expenses                       (233,047)        693,897
                                                                 -------------------------
      Net cash used in operating activities                        (27,511)     (1,051,457)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                          (161,795)       (676,458)
  Other                                                            (31,463)       (285,083)
                                                                 -------------------------
      Net cash used in investing activities                       (193,258)       (961,541)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                18,427          34,294
  Proceeds from bank borrowings                                                  1,300,000
  Proceeds from other borrowings                                    26,271       2,000,000
  Principal payments on other borrowings                                 -         (30,000)
  Principal payments on revolving line
   of credit and long-term debt                                   (135,446)     (1,456,548)
                                                                 -------------------------
      Net cash provided by (used in) financing activities          (90,748)      1,847,746

  Increase (decrease) in cash and equivalents during period       (311,517)       (165,252)
  Cash and equivalents at beginning of period                      330,076         252,843
                                                                 -------------------------

      Cash and equivalents at end of period                      $  18,559     $    87,591
                                                                 =========================


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------
The accompanying consolidated condensed financial statements have been prepared in accordance with SEC requirements for interim financial statements. They, therefore, do not include all of the disclosures which are presented in the Datamarine International, Inc. ("the Company") Annual Report on Form 10-K. It is suggested that the financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

Net income per share is computed using the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options to the extent these had a dilutive effect on the computation.

Note B - Inventory Components
-----------------------------
Inventories consisted of the following at:

                   June 28, 1997    September 28, 1996    June 28, 1996
-----------------------------------------------------------------------
Finished Goods      $1,752,277          $1,603,671         $1,901,201
Work-in-Process        801,694              96,887             38,628
Raw Material         2,775,169           3,530,147          3,571,446
                    -------------------------------------------------
                    $5,329,140          $5,230,705         $5,511,275
-----------------------------------------------------------------------


Note C - Income Taxes
---------------------
Management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                         QUARTER ENDED JUNE 28, 1997

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended June 28, 1997 and the comparable quarter in the prior fiscal year.

         Sales                                                Gross Profit
-----------------------                                  -----------------------
 June 28,     June 28,                                    June 28,     June 28,
   1997         1996                                        1997         1996
--------------------------------------------------------------------------------
$  863,072   $2,500,745    Land Mobile Communications    $  200,377   $  924,361
 1,402,041    1,290,363      Marine Communications          693,074      548,977
   716,740      601,933      Marine Instrumentation         256,967      289,015
--------------------------------------------------------------------------------
$2,981,853   $4,393,041              Total               $1,150,418   $1,762,353
--------------------------------------------------------------------------------

Sales order backlogs were as follows: Land Mobile Communications $168,000, Marine Communications $130,000 and Marine Instrumentation $104,000.

Income and expense items as a                                         Percentage
   percentage of net sales                                        increase (decrease)
-----------------------------                                     -------------------
                                                                    1996       1995
  June 28,        June 28,                                           to         to
    1997            1996                                            1997       1996
-------------------------------------------------------------------------------------

    100%            100%                   Net sales                 (32)       17
     61              60              Cost of products sold           (30)        8
     39              40                  Gross profit                (35)       34
     43              31               Operating expenses              (6)        3
     (4)              9             Operating income (loss)         (129)      434
      4               2          Other income and expense, net         5       185
     (8)              7           Income (loss) before taxes        (180)      694
     (3)              3          Provision (benefit) for taxes      (169)      812
     (5%)             4%               Net income (loss)            (186)      633


Net sales decreased by $1,411,188 or 32% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $1,637,673 or 65% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $111,678 or 9%. Net sales of the Company's marine instrumentation systems increased by $114,807 or 19%.

The overall sales decrease was due to the decline in the sale of land mobile base station equipment compared to the same quarter of FY96. Management attributes the decline in land mobile sales to the Federal Communication Commission (FCC)'s failure to act with respect to the auction of 220 MHz radio service licenses. Until such auction licenses are issued, the Company's sales of base station equipment are almost non-existent. Sales of marine communications and marine instrumentation products continued to contribute to the Company's overall performance for the quarter and were consistent with management's expectations.

Gross profit was $1,150,418 (39% of net sales), as compared to $1,762,353 (40% of net sales) in the prior year, a decrease of $611,935 or 35%. The gross profit on land mobile products was $200,377 (23% of such sales), as compared to $924,361 (37% of such sales) in the prior year, a decrease of $723,984 or 78%. The gross profit on marine communications systems was $693,074 (49% of such sales), as compared to $548,977 (43% of such sales) in the prior year, an increase of $144,097 or 26%. The gross profit on marine instrumentation systems was $256,967 (36% of such sales), as compared to $289,015 (48% of such sales) in the prior year, a decrease of $32,048 or 11%. The decrease in overall gross profit margin was due to a greater portion of the Company's land mobile sales coming from mobile radio products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. Increases and decreases in profit margins on marine communication and marine instrumentation products were due to a change in product sales mix.

Operating expenses were $1,271,760 (43% of net sales), as compared to $1,347,056 (31% of net sales) last year, a decrease of $75,296 or 6%. Operating costs declined as a result of lower selling expenses and a refund of state excise taxes, but comprised a greater percentage of sales due to the larger decline in total revenues.

Other expenses increased to $119,131 as compared to $112,961 last year. The increase is due to additional interest expense on bank borrowings and debentures, and increased site management expenses related to Narrowband Network Systems.

On June 28, 1997, the Company's principal sources of liquidity consisted of $18,559 in cash and equivalents and $250,000 in the unused portion of a bank revolving line of credit. The bank line is secured by the Company's assets and availability is subject to a borrowing base requirement. During the quarter the bank renewed the Company's credit line for $2,000,000 through June 1998 at an interest rate of prime plus 1.5%, and the Company was in full compliance with the terms of the agreement. The Company believes that its existing cash balances, line of credit and other sources of financing will provide adequate flexibility to fund the Company's operating needs and capital expenditures during the next twelve months.

Statements included in this report which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.

                         PART II - OTHER INFORMATION

Items 1,2,3,4, and 5

There were no reportable events or matters under these captions during the quarter ended June 28, 1997.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

      11. Computation of Earnings Per Share

      27. Financial Data Schedule

(b) There were no reports on FORM 8-K filed during the quarter ended June 28, 1997.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                       (Registrant)



Date:  August 8, 1997                  /s/ David C. Thompson
       --------------                  ---------------------
                                           David C. Thompson
                                           Principal Financial and
                                           Accounting Officer