Form 10-Q/A
period 1996-12-28
DATAMARINE INTERNATIONAL INC
filed 1998-03-04
CIK 27075

THE 10-Q IS BEING AMENDED TO CORRECT A CALCULATION
              ERROR IN THE VALUE OF WORK-IN-PROCESS INVENTORY.

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                              (Amendment No. 1)

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

                                           Three Months Ended
                                        ---------------------------
                                        December 28,   December 30,
                                           1996           1995
                                        ------------   ------------

Net sales                               $2,823,077     $3,997,201

Cost of products sold                    1,799,601      2,139,916
                                        -------------------------

Gross profit                             1,023,476      1,857,285

Operating expenses                       1,286,855      1,366,914
                                        -------------------------

Operating income (loss)                   (263,379)       490,371

Other expense                              119,999         12,278
                                        -------------------------

Income (loss) before income taxes         (383,378)       478,093

Provision (benefit) for income taxes      (128,539)       165,883
                                        -------------------------

Net income (loss)                       $ (254,839)    $  312,210
                                        =========================

Income (loss) per share                 $    (0.19)    $     0.22
                                        =========================

Average shares outstanding               1,309,691      1,396,488



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                    December 28,   September 28,   December 30,
               ASSETS                                   1996           1996            1995
                                                    ------------   -------------   ------------

Current assets:
  Cash and cash equivalents                         $    46,087    $   330,076     $ 1,252,160
  Accounts receivable                                 3,174,550      3,335,052       2,200,882
  Inventories                                         5,232,393      5,230,705       3,179,918
  Prepaid expenses and other current assets             166,126        202,067         238,496
  Deferred income taxes, current                        332,825        332,825         174,117
                                                    ------------------------------------------
      Total current assets                            8,951,981      9,430,725       7,045,573

Property, plant and equipment                         5,227,596      5,169,121       4,688,239
  Less accumulated depreciation                       2,984,758      2,889,267       2,548,632
                                                    ------------------------------------------
      Property, plant and equipment, net              2,242,838      2,279,854       2,139,607

Deferred income taxes, noncurrent                       533,623        405,084         785,992
Other assets, net                                       521,294        534,183         382,783
                                                    ------------------------------------------

      Total assets                                  $12,249,736    $12,649,846     $10,353,955
                                                    ==========================================

 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable to banks                            $ 1,750,000    $ 1,750,000     $   134,146
  Accounts payable                                      726,778        718,240         895,336
  Accrued expenses                                    1,484,217      1,621,694       1,333,341
  Current maturities of long-term debt                  147,758        173,293         210,920
                                                    ------------------------------------------
      Total current liabilities                       4,108,753      4,263,227       2,573,743

Long-term debt, less current maturities               1,854,471      1,849,685       1,535,864
                                                    ------------------------------------------

      Total liabilities                               5,963,224      6,112,912       4,109,607
                                                    ------------------------------------------

Redeemable preferred stock, $1 par value,
 issued, none                                                 -              -               -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred
   shares, issued, none                                       -              -               -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares;
   1,309,786 shares issued and outstanding               13,098         13,094          12,971
  Capital in excess of par value                      3,647,856      3,644,662       3,801,046
  Unearned compensation                                 (11,202)       (12,421)        (22,497)
  Retained earnings                                   2,636,760      2,891,599       2,452,828
                                                    ------------------------------------------
      Total stockholders' equity                      6,286,512      6,536,934       6,244,348
                                                    ------------------------------------------

      Total liabilities and stockholders' equity    $12,249,736    $12,649,846     $10,353,955
                                                    ==========================================



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                 ---------------------------
                                                                 December 28,   December 30,
                                                                     1996           1995
                                                                 ------------   ------------

OPERATING ACTIVITIES
  Net income (loss)                                              $(254,839)     $   312,210
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                  104,588           77,088
    Amortization of debenture discount and issue costs              33,875                -
    Provision for losses on accounts receivable                     15,463           23,385
    Amortization of unearned compensation                            1,219           10,879
    Provision for (benefit of) deferred income taxes              (128,539)         165,883
    Changes in operating assets and liabilities:
      Accounts receivable                                          145,039          113,340
      Inventories, prepaid expenses and other current assets        34,253          195,710
      Accounts payable and accrued expenses                       (128,939)         101,640
                                                                 --------------------------
  Net cash provided by (used in) operating activities             (177,880)       1,000,135

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                           (58,475)        (478,154)
  Other                                                             (6,083)        (128,309)
                                                                 --------------------------
  Net cash used in investing activities                            (64,558)        (606,463)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                 3,198            2,868
  Proceeds from other borrowings                                         -        2,000,000
  Principal payments on other borrowings                                 -          (30,000)
  Principal payments on revolving line
   of credit and long-term debt                                    (44,749)      (1,367,223)
                                                                 --------------------------
  Net cash provided by (used in) financing activities              (41,551)         605,645

  Increase (decrease) in cash and equivalents during period       (283,989)         999,317
  Cash and equivalents at beginning of period                      330,076          252,843
                                                                 --------------------------

  Cash and equivalents at end of period                          $  46,087      $ 1,252,160
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

Note B - Inventory Components
-----------------------------
      Inventories consisted of the following at:

                  December 28, 1996   September 28, 1996   December 30, 1995
----------------------------------------------------------------------------

Finished Goods    $1,935,968          $1,700,558           $  991,205
Raw Material       3,296,425           3,530,147            2,188,713
---------------------------------------------------------------------
                   5,232,393          $5,230,705           $3,179,918
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

           Sales                                                  Gross Profit
---------------------------                                ---------------------------
December 28,   December 30,                                December 28,   December 30,
    1996           1995                                        1996           1995
--------------------------------------------------------------------------------------

$1,192,317     $2,506,836     Land Mobile Communications   $  308,932     $1,221,374
 1,301,465      1,162,170     Marine Communications           556,463        505,922
   329,295        328,195     Marine Instrumentation          158,081        129,989
------------------------------------------------------------------------------------
$2,823,077     $3,997,201     Total                        $1,023,476     $1,857,285
------------------------------------------------------------------------------------


Sales order backlogs were as follows: Land Mobile Communications $811,000, Marine Communications $79,000 and Marine Instrumentation $28,000. Land Mobile Communications backlogs are volatile, based upon the customers' ability to obtain Federal Communications Commission (FCC) approval for site locations.

Income and expense items as a                                     Percentage
   percentage of net sales                                    increase (decrease)
-----------------------------                                 -------------------
                                                              1996       1995
December 28,   December 30,                                    to         to
    1996           1995                                       1997       1996
-----------------------------------------------------------------------------

    100%           100%       Net sales                        (29)        10
     64             54        Cost of products sold            (16)         1
     36             46        Gross profit                     (45)        21
     46             34        Operating expenses                (6)        (8)
     (9)            12        Operating income (loss)         (153)      1025
      4              0        Other expense                    877        (61)
    (14)            12        Income (loss) before taxes      (180)      3681
     (5)             4        Provision (benefit) for taxes   (177)      n.m.
     (9%)            8%       Net income (loss)               (182)      2405



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

Gross profit was $1,023,476 (36% of net sales), as compared to $1,857,285 (46% of net sales) in the prior year, a decrease of $833,809 or 45%. The gross profit on land mobile products was $308,932 (26% of such sales), as compared to $1,221,374 (49% of such sales) in the prior year, a decrease of $912,442 or 75%. The gross profit on marine communications systems was $556,463 (43% of such sales), as compared to $505,922 (44% of such sales) in the prior year, an increase of $50,541 or 10%. The gross profit on marine instrumentation systems was $158,081 (48% of such sales), as compared to $129,989 (40% of such sales) in the prior year, an increase of $28,092 or 22%. The decrease in overall gross profit margin was due to a greater portion of the Company's land mobile sales coming from mobile radio products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. Profit margins on marine communication products were comparable to last year. Marine instrumentation margins improved over the previous year due to lower manufacturing costs and higher margins on new products.

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

                                       Datamarine International, Inc.
                                               (Registrant)



Date:  February 23, 1998               /s/ JAN KALLSHIAN
       -----------------               ---------------------------
                                           Jan Kallshian
                                           Chief Financial Officer