Form 10-Q/A
period 1997-03-31
DATAMARINE INTERNATIONAL INC
filed 1998-03-04
CIK 27075

THE 10-Q IS BEING AMENDED TO CORRECT A CALCULATION
              ERROR IN THE VALUE OF WORK-IN-PROCESS INVENTORY.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               (Amendment No. 1)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at March 29, 1997
Common Stock, .01 Par Value                           1,311,038



                DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended             Six Months Ended
                                             --------------------------    --------------------------
                                              March 29,      March 30,      March 29,      March 30,
                                                1997           1996           1997           1996
                                             -----------    -----------    -----------    -----------

Net sales                                    $ 3,386,079    $ 3,963,374    $ 6,209,156    $ 7,960,575

Cost of products sold                          2,413,345      2,335,990      4,212,946      4,475,906
                                             --------------------------------------------------------

Gross profit                                     972,734      1,627,384      1,996,210      3,484,669

Operating expenses                             1,351,320      1,375,663      2,638,175      2,742,577
                                             --------------------------------------------------------

Operating income (loss)                         (378,586)       251,721       (641,965)       742,092

Other expense                                    143,238         99,331        263,237        111,609
                                             --------------------------------------------------------

Income (loss) before income taxes               (521,824)       152,390       (905,202)       630,483

Provision (benefit) for income taxes            (176,703)        58,524       (305,242)       224,407
                                             --------------------------------------------------------

Net income (loss)                            $  (345,121)   $    93,866    $  (599,960)   $   406,076
                                             ========================================================

Net income (loss) per share:
  Primary                                    $     (0.26)   $      0.06    $     (0.46)   $      0.28
  Fully diluted                              $     (0.26)   $      0.06    $     (0.46)   $      0.27

Weighted average common and equivalent
 shares outstanding:
  Primary                                      1,309,800      1,557,151      1,309,746      1,476,819
  Fully diluted                                1,309,800      1,563,323      1,309,746      1,490,921





                             DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                                                    March 29,     September 28,      March 30,
                                                                      1997            1996             1996
                                                                  ------------    -------------    ------------

ASSETS
Current assets:
  Cash and cash equivalents                                       $     15,290    $    330,076     $    508,425
  Accounts receivable                                                2,926,645       3,335,052        2,485,589
  Inventories                                                        5,045,124       5,230,705        4,067,506
  Prepaid expenses and other current assets                            232,285         202,067          186,112
  Deferred income taxes, current                                       332,825         332,825          200,000
                                                                  ---------------------------------------------
      Total current assets                                           8,552,169       9,430,725        7,447,632

Property, plant and equipment                                        5,210,011       5,169,121        4,772,591
  Less accumulated depreciation                                      3,039,854       2,889,267        2,661,759
                                                                  ---------------------------------------------
  Property, plant and equipment, net                                 2,170,157       2,279,854        2,110,832

Deferred income taxes, noncurrent                                      710,325         405,084          701,110
Other assets, net                                                      510,250         534,183          504,030
                                                                  ---------------------------------------------

      Total assets                                                $ 11,942,901    $ 12,649,846     $ 10,763,604
                                                                  =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                                          $  1,750,000    $  1,750,000     $    124,895
  Accounts payable                                                     806,039         718,240        1,035,187
  Accrued expenses                                                   1,447,096       1,621,694        1,526,491
  Current maturities of long-term debt                                 119,247         173,293          203,532
                                                                  ---------------------------------------------
      Total current liabilities                                      4,122,382       4,263,227        2,890,105

Long-term debt, less current maturities                              1,861,743       1,849,685        1,767,647
                                                                  ---------------------------------------------

      Total liabilities                                              5,984,125       6,112,912        4,657,752
                                                                  ---------------------------------------------

Redeemable preferred stock, $1 par value, issued, none                      --              --               --

Stockholders' equity:
  Convertible preferred stock, $1 par value, Authorized
   1,000,000 shares; including redeemable preferred shares,
   issued, none                                                             --              --               --
  Common stock, $.01 par value, Authorized 3,000,000 shares;
   1,311,038 shares issued and outstanding                              13,110          13,094           12,971
  Capital in excess of par value                                     3,720,677       3,644,662        3,561,046
  Unearned compensation                                                (66,650)        (12,421)         (14,859)
  Retained earnings                                                  2,291,639       2,891,599        2,546,694
                                                                  ---------------------------------------------
      Total stockholders' equity                                     5,958,776       6,536,934        6,105,852
                                                                  ---------------------------------------------

      Total liabilities and stockholders' equity                  $ 11,942,901    $ 12,649,846     $ 10,763,604
                                                                  =============================================



                DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended
                                                                       ----------------------------
                                                                        March 29,        March 30,
                                                                          1997             1996
                                                                       -----------     ------------

OPERATING ACTIVITIES
  Net income (loss)                                                    $ (599,960)     $    406,076
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                         216,707           188,888
    Amortization of debenture discount and issue costs                     67,750            25,875
    Provision for losses on accounts receivable                            32,797            36,286
    Employee investment plan expense                                       12,832                --
    Amortization of unearned compensation                                   5,771            18,517
    Provision for (benefit of) deferred income taxes                     (305,242)          224,882
    Changes in operating assets and liabilities:
      Accounts receivable                                                 375,610          (184,268)
      Inventories, prepaid expenses and other current assets              155,363          (639,494)
      Accounts payable and accrued expenses                               (86,799)          434,641
                                                                       ----------------------------
        Net cash provided by (used in) operating activities              (125,171)          511,403

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                                  (88,665)         (562,506)
  Other                                                                   (14,161)         (258,104)
                                                                       ----------------------------
        Net cash used in investing activities                            (102,826)         (820,610)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                        3,199             2,868
  Proceeds from other borrowings                                               --         2,000,000
  Principal payments on other borrowings                                       --           (30,000)
  Principal payments on revolving line of credit and long-term debt       (89,988)       (1,408,079)
                                                                       ----------------------------
        Net cash provided by (used in) financing activities               (86,789)          564,789

  Increase (decrease) in cash and equivalents during period              (314,786)          255,582
  Cash and equivalents at beginning of period                             330,076           252,843
                                                                       ----------------------------

  Cash and equivalents at end of period                                $   15,290      $    508,425
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


Note B - Inventory Components Inventories consisted of the following at:

                             March 29, 1997    September 28, 1996    March 30, 1996
                             --------------    ------------------    --------------

      Finished Goods          $ 1,327,686         $ 1,603,671         $ 1,100,244
      Work-in-Process             967,384              96,887             479,889
      Raw Material              2,750,054           3,530,147           2,487,373
                              ---------------------------------------------------
                              $ 5,045,124         $ 5,230,705         $ 4,067,506
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

             Sales                                                Gross Profit
   -------------------------                                -------------------------
    March 29,     March 30,                                  March 29,     March 30,
      1997          1996                                       1997          1996
   ----------------------------------------------------------------------------------

   $ 1,479,378   $ 2,075,813   Land Mobile Communications    $ 244,740    $   698,547
     1,292,250     1,285,293   Marine Communications           532,008        654,735
       614,451       602,268   Marine Instrumentation          195,986        274,102
   ----------------------------------------------------------------------------------
   $ 3,386,079   $ 3,963,374      Total                      $ 972,734    $ 1,627,384
   ----------------------------------------------------------------------------------

Sales order backlogs were as follows: Land Mobile Communications $484,000, Marine Communications $252,000 and Marine Instrumentation $16,000.

  Income and expense items as a                                        Percentage
     percentage of net sales                                       increase (decrease)
  -----------------------------                                    -------------------
                                                                      1996     1995
     March 29,     March 30,                                           to       to
       1997          1996                                             1997     1996
  ------------------------------------------------------------------------------------

       100%          100%         Net sales                            (15)     12
        71            59          Cost of products sold                  3      15
        29            41          Gross profit                         (40)      7
        40            35          Operating expenses                    (2)     (7)
       (11)            6          Operating income (loss)             (250)    n.m.
         4             2          Other expense                         44      95
       (15)            4          Income (loss) before taxes          (442)    n.m.
        (5)            2          Provision (benefit) for taxes       (402)    n.m.
       (10)%           2%         Net income (loss)                   (468)    713

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

Gross profit was $972,734 (29% of net sales), as compared to $1,627,384 (41% of net sales) in the prior year, a decrease of $654,650 or 40%. The gross profit on land mobile products was $244,740 (17% of such sales), as compared to $698,547 (34% of such sales) in the prior year, a decrease of $453,807 or 65%. The gross profit on marine communications systems was $532,008 (41% of such sales), as compared to $654,735 (51% of such sales) in the prior year, a decrease of $122,727 or 19%. The gross profit on marine instrumentation systems was $195,986 (32% of such sales), as compared to $274,102 (46% of such sales) in the prior year, a decrease of $78,116 or 28%. The decrease in overall gross profit margin was due mostly to a greater portion of the Company's land mobile sales coming from mobile radio products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. Profit margins on marine communication and marine instrumentation products declined due to a change in product sales mix.

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

                                    Datamarine International, Inc.
                                    (Registrant)



Date: February 23, 1998             /s/ JAN KALLSHIAN
      -----------------             ------------------------------
                                        Jan Kallshian
                                        Chief Financial Officer