Form 10-Q/A
period 1997-06-28
DATAMARINE INTERNATIONAL INC
filed 1998-03-04
CIK 27075

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

                              Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at June 28, 1997
      Common Stock, .01 Par Value                     1,317,473


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended            Nine Months Ended
                                                              ------------------------    ---------------------------
                                                               June 28,      June 28,       June 28,       June 28,
                                                                 1997          1996           1997           1996
                                                              ----------    ----------    ------------    -----------

Net sales                                                     $2,981,853    $4,393,041    $  9,191,009    $12,353,616

Cost of products sold                                          1,941,525     2,630,688       6,154,471      7,106,594
                                                              -------------------------------------------------------

Gross profit                                                   1,040,328     1,762,353       3,036,538      5,247,022

Operating expenses                                             1,271,760     1,347,056       3,909,935      4,089,633
                                                              -------------------------------------------------------

Operating income (loss)                                         (231,432)      415,297        (873,397)     1,157,389

Other income and expense, net                                    119,131       112,961         382,368        224,570
                                                              -------------------------------------------------------

Income (loss) before income taxes                               (350,563)      302,336      (1,255,765)       932,819

Provision (benefit) for income taxes                            (119,199)      118,039        (424,441)       342,446
                                                              -------------------------------------------------------

Net income (loss)                                             $ (231,364)   $  184,297    $   (831,324)   $   590,373
                                                              =======================================================

Net income (loss) per share:
  Primary                                                     $    (0.18)   $     0.12    $      (0.63)   $      0.40
  Fully diluted                                               $    (0.18)   $     0.12    $      (0.63)   $      0.39

Weighted average common and equivalent shares outstanding:
  Primary                                                      1,314,790     1,565,925       1,311,427      1,475,932
  Fully diluted                                                1,314,790     1,576,509       1,311,427      1,527,094


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                     June 28,     September 28,    June 28,
                    ASSETS                             1997           1996           1996
                                                     --------     -------------    --------

Current assets:
  Cash and cash equivalents                         $    18,559    $   330,076    $    87,591
  Accounts receivable                                 2,581,984      3,335,052      3,304,281
  Inventories                                         4,989,651      5,230,705      5,511,275
  Prepaid expenses and other current assets             196,137        202,067        221,613
  Deferred income taxes, current                        332,825        332,825        200,000
                                                    -----------------------------------------
      Total current assets                            8,119,156      9,430,725      9,324,760

Property, plant and equipment                         5,283,141      5,169,121      4,886,543
  Less accumulated depreciation                       3,138,193      2,889,267      2,780,637
                                                    -----------------------------------------
      Property, plant and equipment, net              2,144,948      2,279,854      2,105,906

Deferred income taxes, noncurrent                       825,525        405,084        583,069
Other assets, net                                       514,141        534,183        521,135
                                                    -----------------------------------------

      Total assets                                  $11,607,770    $12,649,846    $12,534,870
                                                    =========================================

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                            $ 1,750,000    $ 1,750,000    $ 1,406,392
  Accounts payable                                      652,652        718,240      1,254,378
  Accrued expenses                                    1,454,235      1,621,694      1,566,556
  Current maturities of long-term debt                  105,077        173,293        129,894
                                                    -----------------------------------------
      Total current liabilities                       3,961,964      4,263,227      4,357,220

Long-term debt, less current maturities               1,873,492      1,849,685      1,835,319
                                                    -----------------------------------------

      Total liabilities                               5,835,456      6,112,912      6,192,539
                                                    -----------------------------------------

Redeemable preferred stock, $1 par value,
 issued, none                                                 -              -              -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred
   shares, issued, none                                       -              -              -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares;
   1,317,473 shares issued and outstanding               13,175         13,094         13,026
  Capital in excess of par value                      3,759,295      3,644,662      3,611,954
  Unearned compensation                                 (60,431)       (12,421)       (13,640)
  Retained earnings                                   2,060,275      2,891,599      2,730,991
                                                    -----------------------------------------
      Total stockholders' equity                      5,772,314      6,536,934      6,342,331
                                                    -----------------------------------------

      Total liabilities and stockholders' equity    $11,607,770    $12,649,846    $12,534,870
                                                    =========================================


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Nine Months Ended
                                                                 -------------------------
                                                                  June 28,      June 28,
                                                                    1997          1996
                                                                  --------      --------

OPERATING ACTIVITIES
  Net income (loss)                                              $(831,324)    $   590,373
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                                  324,845         307,766
    Amortization of debenture discount and issue costs              88,127          59,749
    Provision for losses on accounts receivable                     48,111          59,104
    Employee investment plan expense                                36,287          19,537
    Amortization of unearned compensation                           11,990          19,736
    Provision for (benefit of) deferred income taxes              (424,441)        342,923
    Changes in operating assets and liabilities:
      Accounts receivable                                          704,957      (1,025,778)
      Inventories, prepaid expenses and other current assets       246,984      (2,118,764)
      Accounts payable and accrued expenses                       (233,047)        693,897
                                                                 -------------------------
      Net cash used in operating activities                        (27,511)     (1,051,457)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                          (161,795)       (676,458)
  Other                                                            (31,463)       (285,083)
                                                                 -------------------------
      Net cash used in investing activities                       (193,258)       (961,541)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                18,427          34,294
  Proceeds from bank borrowings                                                  1,300,000
  Proceeds from other borrowings                                    26,271       2,000,000
  Principal payments on other borrowings                                 -         (30,000)
  Principal payments on revolving line
   of credit and long-term debt                                   (135,446)     (1,456,548)
                                                                 -------------------------
      Net cash provided by (used in) financing activities          (90,748)      1,847,746

  Increase (decrease) in cash and equivalents during period       (311,517)       (165,252)
  Cash and equivalents at beginning of period                      330,076         252,843
                                                                 -------------------------

      Cash and equivalents at end of period                      $  18,559     $    87,591
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

Note B - Inventory Components
-----------------------------
Inventories consisted of the following at:

                   June 28, 1997    September 28, 1996    June 28, 1996
-----------------------------------------------------------------------
Finished Goods      $1,752,277          $1,603,671         $1,901,201
Work-in-Process        462,205              96,887             38,628
Raw Material         2,775,169           3,530,147          3,571,446
                    -------------------------------------------------
                    $4,989,651          $5,230,705         $5,511,275
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

         Sales                                                Gross Profit
-----------------------                                  -----------------------
 June 28,     June 28,                                    June 28,     June 28,
   1997         1996                                        1997         1996
--------------------------------------------------------------------------------
$  863,072   $2,500,745    Land Mobile Communications    $  160,387   $  924,361
 1,402,041    1,290,363      Marine Communications          650,507      548,977
   716,740      601,933      Marine Instrumentation         229,434      289,015
--------------------------------------------------------------------------------
$2,981,853   $4,393,041              Total               $1,040,328   $1,762,353
--------------------------------------------------------------------------------

Sales order backlogs were as follows: Land Mobile Communications $168,000, Marine Communications $130,000 and Marine Instrumentation $104,000.

Income and expense items as a                                         Percentage
   percentage of net sales                                        increase (decrease)
-----------------------------                                     -------------------
                                                                    1996       1995
  June 28,        June 28,                                           to         to
    1997            1996                                            1997       1996
-------------------------------------------------------------------------------------

    100%            100%                   Net sales                 (32)       17
     65              60              Cost of products sold           (26)        8
     35              40                  Gross profit                (41)       34
     43              31               Operating expenses              (6)        3
     (8)              9             Operating income (loss)         (156)      434
      4               2          Other income and expense, net         5       185
    (12)              7           Income (loss) before taxes        (216)      694
     (4)              3          Provision (benefit) for taxes      (201)      812
     (8%)             4%               Net income (loss)            (226)      633


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

Gross profit was $1,040,328 (35% of net sales), as compared to $1,762,353 (40% of net sales) in the prior year, a decrease of $722,025 or 41%. The gross profit on land mobile products was $160,387 (19% of such sales), as compared to $924,361 (37% of such sales) in the prior year, a decrease of $763,964 or 83%. The gross profit on marine communications systems was $650,507 (46% of such sales), as compared to $548,977 (43% of such sales) in the prior year, an increase of $101,530 or 18%. The gross profit on marine instrumentation systems was $229,434 (32% of such sales), as compared to $289,015 (48% of such sales) in the prior year, a decrease of $59,581 or 21%. The decrease in overall gross profit margin was due to a greater portion of the Company's land mobile sales coming from mobile radio products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. Increases and decreases in profit margins on marine communication and marine instrumentation products were due to a change in product sales mix.

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