Form 10-K
period 1997-09-27
DATAMARINE INTERNATIONAL INC
filed 1998-03-05
CIK 27075

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                  FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended September 27, 1997.  Commission file number 0-8936.

                       DATAMARINE  INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

         Massachusetts                                  04-2454559
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

7030 220th S.W., Mountlake Terrace, Washington                98043
   (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code:      (425) 771-2182

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Class
                    Common Stock, with par value of $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 6, 1998 was approximately $3,408,000.

The number of shares of the Registrant's common stock outstanding as of January 6, 1998 was 1,329,912 shares.


             The total number of pages in this Form 10-K is 62.
                      See Index to Exhibits on page 40


PART  I
ITEM 1.  BUSINESS

Introduction

Datamarine International, Inc. and its subsidiaries (collectively the "Company") manufacture radio communications and navigation instrumentation products. Presently, the Company's primary operations are in a single industry segment, namely electronics. The Company also owns and manages specialized mobile radio ("SMR") licenses in the 220 MHz radio service, although such operations to date have been immaterial.

Datamarine International, Inc. was incorporated in Massachusetts on April
23, 1969. All of the Company's product development and manufacturing facilities are at its Mountlake Terrace, Washington location. The Company has sales and service facilities on the East and West coasts of the United States and in Sydney, Australia. Marine communication products, branded SEA, and marine instrumentation products, branded Datamarine, are sold worldwide through approximately 300 dealers in the United States and approximately 20 foreign countries.

Sales of narrowband communications products for the land mobile radio market are made through the Company's wholly-owned subsidiary, SEA, Inc. ("SEA"), to business users nationwide. SEA has developed and marketed narrowband radio equipment since 1984 and began selling its current line of narrowband equipment for use in the 220 MHz band in the fourth quarter of fiscal 1993. Sales to the land mobile radio market were 38% of consolidated sales in fiscal 1997 compared to 58% in 1996 and 45% in 1995.

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

As of September 30, 1996 ownership of licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. Until such time as new licenses are issued, demand for the Company's higher margin base station products is greatly reduced. The FCC has announced that an auction for new 220 MHz licenses will commence on May 19, 1998. The auction will be for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC.

During fiscal 1995 Narrowband Network Systems, Inc. ("NNS") was incorporated in the state of Washington as a subsidiary of SEA, and SEA owns 97.5% of NNS's outstanding stock. NNS was formed to participate in the business of providing SMR services. NNS has entered into both "Management Agreements" and "Operator Agreements" with the holders of 220 MHz licenses granted by the FCC related to SMR services in approximately 47 market areas across the United States. Management Agreements require NNS to construct, develop and operate SMR systems in certain markets. Operator Agreements require NNS to provide licenses, system facilities and "SMR Operators" in certain markets. The Management Agreements typically allow NNS to acquire the license holder's interest in exchange for a percentage of gross receipts from the system and a percentage of any profit realized by NNS upon the system's ultimate disposition. The Operator Agreements typically give NNS a contractual percentage of system revenue based on the level of support provided to each system. The Company has met all regulatory build-out requirements related to its licenses. Because NNS commenced only limited operations at the end of 1995, revenues and associated expenses have been immaterial since inception.

Foreign sales accounted for approximately 5% of the Company's consolidated sales in fiscal 1997, 6% in fiscal 1996 and 8% in fiscal 1995. In recent years, foreign sales have represented a smaller percentage of total sales because narrowband products are only sold domestically.

Products and Marketing

The composition of the Company's sales by product line was as follows:


                                  1997               1996               1995
                            ----------------   ----------------   ----------------

Land mobile communications  $ 4,603,161   38%  $ 9,531,816   58%  $ 6,642,984   45%
Marine communications         5,118,578   42%    5,011,520   30%    5,296,945   36%
Marine instrumentation        2,368,939   20%    2,046,666   12%    2,846,729   19%
                            -------------------------------------------------------
   Total                    $12,090,678  100%  $16,590,002  100%  $14,786,658  100%
                            =======================================================


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

Marine Communications -- The SEA marine communications products are high performance radios used on commercial vessels, fishing vessels and ocean-going yachts. The product line currently consists of 28 products with suggested list prices between $765 and $40,000. The SEA products include HF/SSB and VHF/FM radios, Satcom C, Weather fax, Emergency distress radio beacons (EPIRBS), Search and rescue transponders (SARTS) and Global Maritime Distress and Safety Systems (GMDSS).

Marine Instrumentation -- Marine instrumentation products are sold primarily to the recreational boating market. The products are well established in the marketplace with up-to-date instruments for each type of pleasure craft: small boats and yachts; sail and power; inshore and offshore. The Datamarine product line currently consists of 15 products sold under the DART, LINK, Corinthian and ChartLINK names, with suggested list prices between $400 and $3,900. The Datamarine products include depth sounders, knotmeters and water temperature instruments, wind speed and direction instruments, integrated instruments, and electronic chart plotters.

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

Sales order backlogs stood at $985,000 at September 27, 1997, compared to $5,412,000 at September 28, 1996. Of the total September 27, 1997 backlog, marine products represented $770,000 and land mobile products represented $215,000. The land mobile backlog related to base station equipment declined substantially when the FCC mandated September 30, 1996 build-out deadline expired. The Company's land mobile backlog at September 27, 1997 was comprised of items not subject to any FCC deadline.

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

Research and Development

The Company is committed to a continuing program of designing new products and improving the product designs presently in production. During fiscal 1997, fiscal 1996 and fiscal 1995 the Company spent approximately $1,301,000, $1,235,000 and $1,420,000, respectively, on Company-sponsored research and development for continuing operations and had approximately 16 full-time employees engaged in such activities.

Patents

The Company has two United States patents related to its radio products.
The Company views its patents as valuable assets, but believes that its position in the market is not dependent upon the protection offered thereby.

Employees

The Company had approximately 106 full-time employees on September 27, 1997. This compares to 110 on September 28, 1996 and 100 on September 30, 1995. The Company has no collective bargaining agreements and believes relations with its employees are good.

Environmental

The Company knows of no statutory requirements with respect to environmental quality which can be expected to have a material effect upon the Company's capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

The manufacturing and general administrative offices of the Company are located in a 32,500 square-foot building in Mountlake Terrace, Washington, pursuant to a lease which expires in June 1998. During fiscal 1997 the Company renegotiated its lease at the Pocasset, Massachusetts facility through June, 1999 where the service facility for the marine instrumentation product line now occupies 3,800 square-feet. The sales and warehousing operation of a majority-owned subsidiary, Datamarine International Australia, PTY, LTD., is located in a leased 2,500 square-foot masonry steel building in Artarmon, New South Wales, Australia. A subsidiary, Nautical Realty A/S, owned a
20,000 square-foot steel and concrete industrial building located in Sorup, Denmark, which was sold to an unaffiliated tenant in December 1996.

ITEM 3.  LEGAL PROCEEDINGS

On December 12, 1996 the Company filed a collection action against one of its customers for accounts totaling approximately $132,000. On December 23, 1996 the same customer filed suit against the Company alleging breach of certain express and implied warranty and contractual obligations, and negligent representation with respect to sales of the Company's narrowband products. The suit originally sought $6,000,000 - $9,000,000 in damages and unspecified amounts for interest and other costs. Discovery is ongoing and the claims of both parties have been consolidated into one case. The ultimate outcome of the litigation cannot presently be determined, accordingly no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 27, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the Nasdaq(tm) Stock Market under the symbol "DMAR". As of January 6, 1998, there were approximately 850 stockholders of record.

The accompanying table shows the range of trading prices for the past two years by fiscal quarter:


                                    1st       2nd      3rd      4th
                                   ------    ------   ------   ------

        Fiscal 1997:       High     9 3/4     9 3/4    8 1/4    7
                           Low      4 3/4     5 1/2    5 3/4    4 3/8
        Fiscal 1996:       High    11 1/4    11 1/4   13 3/4   11 3/4
                           Low      5 7/8     7 7/8    9 1/4    9


No dividends have been declared or paid by the Company. The Company currently intends to retain its earnings to fund the development and growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

All of the historical selected financial data set forth below has been derived from audited financial statements of the Company.


Income Statement Data for       September 27,  September 8,  September 30,   October 1,   October 2,
the Year Ended                      1997           1996          1995           1994         1993
                                -------------  ------------  -------------   ----------   ----------

Net sales                        $12,090,678   $16,590,002    $14,786,658   $11,829,437   $ 7,948,840
Cost of products sold              8,243,556     9,555,599      9,128,693     7,049,898     5,252,053
Operating expenses, excluding
 restructuring charge              5,284,103     5,627,499      5,584,954     5,159,848     4,697,510
Restructuring charge                      --            --        686,458            --            --
                                 --------------------------------------------------------------------
Operating income (loss)           (1,436,981)    1,406,904       (613,447)     (380,309)   (2,000,723)
                                 --------------------------------------------------------------------
Interest expense                     563,617       380,564        193,037        62,258        13,174
Other (income) expense                29,824      (112,724)       (39,719)      (46,619)       19,008
Income tax expense (benefit)         737,909       388,083     (1,083,640)           --      (132,506)
                                 --------------------------------------------------------------------
Income (loss) from continuing
 operations                       (2,768,331)      750,981        316,875      (395,948)   (1,900,399)
Discontinued operations:
  Net income                              --            --             --            --       129,026
  Net gain on sale                        --            --             --            --       239,553
                                 --------------------------------------------------------------------
Net income (loss)                $(2,768,331)  $   750,981    $   316,875   $  (395,948)  $(1,531,820)
                                 ====================================================================
Income (loss) Per Share:
  Continuing operations          $     (2.11)  $       .49    $       .23   $     (0.33)  $     (1.59)
  Discontinued operation                  --            --             --            --           .31
                                 --------------------------------------------------------------------
  Net income (loss)              $     (2.11)  $       .49    $       .23   $     (0.33)  $     (1.28)
                                 ====================================================================


                                September 27,  September 28,  September 30,  October 1,    October 2,
Balance Sheet Data                  1997           1996           1995          1994          1993
                                -------------  -------------  -------------  -----------   -----------

Total assets                     $10,139,922    $12,649,846    $ 9,323,581   $ 7,862,611   $ 6,359,826
Notes payable to bank              1,367,561      1,750,000      1,325,353       795,353       400,000
Notes payable to related
 parties and others                  850,887             --         30,000            --            --
Long-term debt, including
 current portion                   1,948,979      2,022,978        642,800       439,819       274,337
Stockholders' equity               3,898,836      6,536,934      5,198,391     4,331,293     4,624,006


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


Income and Expense Items                                      Percentage
As a Percentage of Net Sales                              Increase (Decrease)
----------------------------                              -------------------
                                                             1996     1995
                                                              to       to
 1997    1996    1995                                        1997     1996

 100%    100%    100%     Net sales                           (27)%    12%
  68      58      62      Cost of products sold               (14)      5
  32      42      38      Gross profit                        (45)     24
  11       7      10      Research and development              5     (13)
  21      16      16      Selling                              (5)      9
  12      11      12      General and administrative          (16)      1
  --      --       4      Restructuring charge                 --     n.m.
  44      34      42      Operating expenses                   (6)    (10)
 (12)      9      (4)     Operating income (loss)             n.m.    n.m.
   5       2       1      Interest expense                     48      97
  --      --      --      Other (income) expense, net         n.m.    183
 (17)      7      (5)     Income (loss) before income taxes   n.m.    n.m.
   6       2      (7)     Income tax expense (benefit)         90     n.m.
 (23)%     5%      2%     Net income (loss)                   n.m.    137


Fiscal 1997 compared to 1996

Net sales decreased by $4,499,324 or 27%, to $12,090,678 for 1997 from $16,590,002 in 1996. Net sales of the Company's narrowband products decreased by $4,928,655, or 52%, to $4,603,161 for 1997 from $9,531,816 in
1996. Net sales of the Company's marine radio systems increased by $107,058, or 2%, to $5,118,578 for 1997 from $5,011,520 in 1996. Net sales of the Company's recreational marine instrumentation systems increased by $322,273, or 16%, to $2,368,939 for 1997 from $2,046,666 in 1996.

Sales of narrowband products are greatly influenced by the regulatory environment, principally license and operating rules issued by the FCC. Sales of narrowband base station equipment declined sharply after the FCC build-out deadline of September 30, 1996. Although the Company cannot control, nor reliably predict which rules the FCC will issue and the effective dates thereof, the FCC has announced that the auction of new 220 MHz licenses will commence May 19, 1998. Management expects that the FCC's issuance of new licenses will provide an opportunity for significant revenue growth in the narrowband product line. Management anticipates that persons obtaining licenses in the auction will purchase the base station repeater equipment needed to operate the radio service, followed by the purchase of mobile radios used by subscribers to the service. Sales of marine radio systems are expected to increase as the Company continues to introduce new products and obtains regulatory type acceptance of its marine radio products in the United States and foreign countries. Sales of marine instrumentation systems increased, reversing a four year decline. Marine instrumentation sales are expected to continue improving as the Company introduces new products and begins shipping higher volumes of products introduced in 1997.

Gross profit for 1997 was $3,847,122 (32% of net sales), as compared to $7,034,403 (42% of net sales) in 1996, a decrease of $3,187,281 or 45%. The gross profit on narrowband products for 1997 was $715,515 (16% of such sales), as compared to $3,718,826 (39% of such sales) in 1996, a decrease of $3,003,311 or 81%. Margins on narrowband products fluctuate based on product mix, and are generally much higher on base station products than on mobile radios. The FCC build-out deadline caused base station revenues to decline sharply, so the majority of land mobile revenue came from the sale of lower margin mobile radios. Until such time as new 220 MHz licenses are available, narrowband sales will continue to be comprised of a greater proportion of mobile radios rather than base stations, and thus will achieve a lower overall percentage margin than was acheived for 1996. The gross profit on marine radio systems for 1997 was $2,233,710 (44% of such sales), as compared to $2,221,079 (44% of such sales), an increase of $12,631 or 1%. The overall gross margin percentage on marine communications products was similar in 1997 and 1996. Slight declines in margins on established products were offset by continued sales growth in newer, higher margin, Global Maritime Distress and Safety System (GMDSS) products. The gross profit on marine instrumentation systems for 1997 was $897,897 (38% of such sales), as compared to $1,094,498 (53% of such sales), a decrease of $196,601 or 18%. Although sales of marine instrumentation products increased from 1996, gross margin was lower due to manufacturing costs increasing faster than selling prices, and a greater portion of sales coming from lower margin products.

Operating expenses were $5,284,103 (44% of net sales) in 1997, as compared to $5,627,499 (34% of net sales) in 1996, a decrease of $343,396 or 6%.
Selling expenses decreased $131,801 or 5%. Sales commissions declined approximately 32% due to decreased sales, while sales related salaries increased approximately 14%. Other selling expenses including warranty and promotional expenses also declined from 1996. Administrative expenses decreased $278,036 or 16%. Administrative salaries declined approximately
24% due to the elimination of profit sharing, and business tax expense decreased 68% due to a refund of previously paid taxes and new state tax credits. Research and development expenses increased $66,441 or 5%. Engineering related salaries increased approximately 12%, engineering consulting fees increased 47%, while consumable supplies and other engineering expenses declined approximately 39%.

Interest expense for 1997 was $563,617 as compared to $380,564 for 1996. Interest expense increased primarily as a result of higher loan balances on bank borrowings, increases in bank borrowing rates, and interest, amortization of discount and issuance costs related to the convertible debenture. Other income and expense was a net expense of $29,824 in 1997 compared to a net income of $112,724 in 1996. Other expense increased due to NNS site rental expenses and a loss on the sale of the building by Nautical Realty A/S.

Income tax expense for 1997 was $737,909 compared to $388,083 in 1996. The entire 1997 income tax expense was attributable to an increase in the deferred tax asset valuation allowance.

Net loss for 1997 was $2,768,331 compared to 1996 net income of $750,981.

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

Gross profit for 1996 was $7,034,403 (42% of net sales), as compared to $5,657,965 (38% of net sales) in 1995, an increase of $1,376,438 or 24%.
The gross profit on narrowband products for 1996 was $3,718,826 (39% of such sales), as compared to $3,003,527 (45% of such sales) in 1995, an increase of $715,299 or 24%. Margins on narrowband products fluctuate based on product mix, and generally are higher on base station products than on mobile radios. The gross profit on marine radio systems for 1996 was $2,221,079 (44% of such sales), as compared to $2,156,023 (41% of such sales), an increase of $65,056 or 3%. Margins on marine communications products were slightly higher in 1996 due to sales of the new GMDSS products. The gross profit on marine instrumentation systems for 1996 was $1,094,498 (53% of such sales), as compared to $498,415 (18% of such sales), an increase of $596,083 or 120%. Margins on marine instrumentation products were higher due to lower production costs realized by the move of marine instrumentation production to the Mountlake Terrace, Washington facility.

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

The restructuring was announced in January 1995 and was substantially completed by December 31, 1995. The program resulted in the permanent reduction of approximately 30 employees and 35,000 square feet of manufacturing and office space.

The restructuring charges were comprised of $346,524 in write downs of production equipment and leasehold improvements, $94,630 in write downs of inventory related to discontinued products, $147,748 in employee termination benefits, and $97,556 in lease settlement costs.

Interest expense for 1996 was $380,564 as compared to $193,037 for 1995. Interest expense increased primarily as a result of interest, amortization of discount and issuance costs related to the convertible debenture. Other income, net, increased due to revenue from non-recurring equipment design project.

Income tax expense for 1996 was $388,083 compared to an income tax benefit of $1,083,640 in 1995. The 1995 income tax benefit included a $702,000 reduction in the valuation allowance.

Net income for 1996 was $750,981 compared to $316,875 in 1995.

Capital Expenditures

Capital expenditures were $395,000 (including capital lease additions of $217,000), $959,000 and $699,000 in fiscal years 1997, 1996 and 1995, respectively. Planned capital expenditures in fiscal year 1998 are $275,000, primarily for production and engineering equipment. Higher levels of capital spending in 1996 and 1995 are attributable to build-out of NNS licenses.

Liquidity and Capital Resources

Net cash used in operating activities for 1997 decreased by $769,994 to $101,155 from net cash used in operating activities of $871,149 in 1996. The reduction was due mostly to decreases in inventories and accounts receivable. At the end of 1997 the sales order backlogs stood at $985,000, compared to $5,412,000 at September 28, 1996. Of the total September 27, 1997 backlog, marine products represented $770,000 and land mobile products represented $215,000. During 1997 the Company issued $550,000 in short-term subordinated notes, originally due in March 1998, the proceeds of which were available for working capital requirements. The maximum amount available on the Company's bank line was decreased from $2,500,000 to $2,000,000 in June 1997. The amount available to the Company under the line is based upon a formula that considers the Company's trade receivables and finished goods inventory. The Company's 1997 borrowings under the line did not exceed $1,750,000. At September 27, 1997 the amount outstanding on the line was $1,367,561 which was the maximum amount supported by the borrowing base at that time. The line of credit is subject to debt covenants which allow the Company to have maximum quarterly losses of $350,000, and require the Company to maintain a tangible net worth as defined by the bank of $5,500,000, a minimum current ratio of 1.50 and a maximum debt to net worth ratio of 1.25. The Company also has a $400,000 line of credit in the form of a subordinated loan from an officer of the Company, expiring July 1998. At September 27, 1997 the amount outstanding on the loan was $344,697, leaving $55,303 available.

Subsequent to year end, the Company renegotiated the terms of its Subordinated Convertible Debentures (the "Debentures") and subordinated short term notes (the "Notes"). As a result of those modifications, originally scheduled interest payments on the Debentures were extended to February 1999, and the originally scheduled $2,000,000 principal payment on the Debentures was changed from December 2000 to February 1999. The originally scheduled principal and interest payments on the Notes were extended to March 1999.

In connection with modifying the terms of the Debentures and the Notes, and in order to manage the Company's working capital requirements through fiscal 1998, the Company and the bank agreed to extend the maturity date of the variable bank line from June 1998 to February 1999.

Based on its current operating plans, the Company believes its cash flow from operations, available bank lines of credit and other committed financing sources are sufficient to meet its working capital and other capital requirements at least through October 3, 1998. In order to redeem its obligations as scheduled in 1999, and meet its operating and capital requirements into fiscal 1999, the Company will require additional funding. The Company is considering various sources of funding including additional private or publicly placed debt or equity, mergers, or the sale of assets. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.

Other Matters

Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), to simplify the existing computational guidelines and increase comparability on an international basis. The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The impact is expected to result in an increase to primary earnings per share for the years ended September 28, 1996 and September 30, 1995 of $.09 and $.02 respectively. Diluted EPS computed pursuant to this statement is not expected to be materially different from the historical net income (loss) per share previously presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required for comparative purposes. The Company does not expect the statement to have a material impact on its consolidated financial position or results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly, and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. Management has not yet determined the effects, if any, of SFAS 131 on the consolidated financial statements.

Year 2000

The Company has implemented a program to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of its financial and operational systems. In addition, the Company is also communicating with its principal customers, suppliers and service providers to ensure Year 2000 issues will not have an adverse impact on the Company. The costs of achieving Year 2000 compliance are not expected to have a material impact on the Company's business, operations or financial condition.

Impact of Inflation

The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the negative impact of inflation on its operations.

Forward-looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Statements included in this report which are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. This Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Financial Statements
                             September 27, 1997

                                    INDEX

                                                            Page(s)
                                                            -------

Report of Independent Accountants                             14

Consolidated Balance Sheets, September 27, 1997 and
 September 28, 1996                                           15

Consolidated Statements of Operations for the years
 ended September 27, 1997, September 28, 1996
 and September 30, 1995                                       16

Consolidated Statements of Stockholders' Equity for
 the years ended September 27, 1997, September 28, 1996
 and September 30, 1995                                       17

Consolidated Statements of Cash Flows for the years
 ended September 27, 1997, September 28, 1996 and
 September 30, 1995                                           18

Notes to Consolidated Financial Statements                    19 - 35


Report of Independent Accountants

To the Stockholders and Board of Directors of Datamarine International, Inc.

We have audited the accompanying consolidated balance sheets of Datamarine International, Inc. and Subsidiaries as of September 27, 1997 and September 28, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 27, 1997, September 28, 1996 and September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datamarine International, Inc. and Subsidiaries as of September 27, 1997 and September 28, 1996, and the consolidated results of their operations and their cash flows for the years ended September 27, 1997, September 28, 1996 and September 30, 1995 in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

Seattle, Washington
December 11, 1997, except for the fourth and fifth paragraphs of Note 1, the last sentence in the first paragraph of Note 6, the last sentence of Note 7, the last sentence in the third paragraph of Note 8, and Note 14 to the financial statements as to which the date is March 2, 1998.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets


                ASSETS                                         September 27,   September 28,
                                                                   1997            1996
                                                               -------------   -------------
Current assets:
  Cash and cash equivalents                                     $   532,896     $   330,076
  Accounts receivable, less allowance for doubtful
   accounts of $234,973 and $171,990, respectively                2,030,641       3,335,052
  Inventories                                                     4,867,708       5,230,705
  Prepaid expenses and other current assets                         243,081         202,067
  Deferred income taxes, current                                         --         332,825
                                                                ---------------------------
    Total current assets                                          7,674,326       9,430,725

Property, plant and equipment                                     5,032,823       5,169,121
Less accumulated depreciation                                     3,062,703       2,889,267
                                                                ---------------------------
    Property, plant and equipment, net                            1,970,120       2,279,854

Deferred income taxes, non-current                                       --         405,084
Other assets, net                                                   495,476         534,183
                                                                ---------------------------
    Total assets                                                $10,139,922     $12,649,846
                                                                ===========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                          $ 1,367,561     $ 1,750,000
  Notes payable to related parties and others                       850,887              --
  Current maturities of capital lease obligations                    88,480          48,439
  Current maturities of long-term debt                               44,806         124,854
  Accounts payable                                                  556,416         718,240
  Accrued expenses                                                1,517,243       1,621,694
                                                                ---------------------------
    Total current liabilities                                     4,425,393       4,263,227

Capital lease obligations, less current maturities                   83,992              --
Long-term debt, less current maturities                           1,731,701       1,849,685
                                                                ---------------------------
    Total liabilities                                             6,241,086       6,112,912
                                                                ---------------------------

Commitments and contingencies

Redeemable preferred stock, $1 par value; none issued                    --              --

Stockholders' equity:
  Convertible preferred stock, $1 par value - authorized
   1,000,000 shares, including redeemable preferred stock;
   none issued                                                           --              --
  Common stock, $.01 par value - authorized 3,000,000 shares;
   1,320,473 and 1,309,411 shares issued and
   outstanding, respectively                                         13,205          13,094
  Capital in excess of par value                                  3,815,415       3,644,662
  Unearned compensation                                             (53,052)        (12,421)
  Retained earnings                                                 123,268       2,891,599
                                                                ---------------------------
    Total stockholders' equity                                    3,898,836       6,536,934
                                                                ---------------------------
      Total liabilities and stockholders' equity                $10,139,922     $12,649,846
                                                                ===========================

The accompanying notes are an integral part of the consolidated financial statements.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
for the years ended September 27, 1997, September 28, 1996
and September 30, 1995


                                            September 27,   September 28,   September 30,
                                                1997            1996            1995
                                            -------------   -------------   -------------

Net sales                                    $12,090,678     $16,590,002     $14,786,658
Cost of products sold                          8,243,556       9,555,599       9,128,693
                                             -------------------------------------------
    Gross profit                               3,847,122       7,034,403       5,657,965

Operating expenses:
  Research and development                     1,301,455       1,235,014       1,419,904
  Selling                                      2,505,621       2,637,422       2,419,086
  General and administrative                   1,477,027       1,755,063       1,745,964
  Restructuring charge                                --              --         686,458
                                             -------------------------------------------
    Operating expenses                         5,284,103       5,627,499       6,271,412
                                             -------------------------------------------

Operating income (loss)                       (1,436,981)      1,406,904        (613,447)

Interest expense                                 563,617         380,564         193,037
Other (income) expense, net                       29,824        (112,724)        (39,719)
                                             -------------------------------------------

Income (loss) before income taxes             (2,030,422)      1,139,064        (766,765)
Income tax expense (benefit)                     737,909         388,083      (1,083,640)
                                             -------------------------------------------
Net income (loss)                            $(2,768,331)    $   750,981     $   316,875
                                             ===========================================

Net income (loss) per share:
  Primary                                    $     (2.11)    $       .49     $      0.23
  Fully diluted                              $     (2.11)    $       .49     $      0.23

Weighted average number of common shares:
  Primary                                      1,313,520       1,519,985       1,358,099
  Fully diluted                                1,313,520       1,525,590       1,358,099


The accompanying notes are an integral part of the consolidated financial statements.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders' Equity for the years ended September 27, 1997, September 28, 1996 and September 30, 1995


                                          Common Stock       Capital in                                    Total
                                       -------------------    Excess of     Unearned      Retained     Stockholders'
                                        Shares     Amount     Par Value   Compensation    Earnings        Equity
                                       -------------------   ----------   ------------   ----------    -------------

Balance at October 1, 1994             1,219,893   $12,199   $2,550,615    $ (55,264)    $ 1,823,743    $ 4,331,293
Net income for 1995                           --        --           --           --         316,875        316,875
Issuance of shares under
 Employee Investment Plan and
 Employee Stock Purchase Plan              5,871        59       50,159           --              --         50,218
Issuance of shares under lease
 settlement agreement                     22,000       220      179,780           --              --        180,000
Exercise of stock options                 48,920       489      235,776           --              --        236,265
Compensation element of stock
 options granted                              --        --       19,500      (19,500)             --             --
Tax benefit of options exercised              --        --       42,352           --              --         42,352
Amortization of unearned
 compensation                                 --        --           --       41,388              --         41,388
                                       ----------------------------------------------------------------------------
Balance at September 30, 1995          1,296,684    12,967    3,078,182      (33,376)      2,140,618      5,198,391

Net income for 1996                           --        --           --           --         750,981        750,981
Issuance of shares under
 Employee Investment Plan and
 Employee Stock Purchase Plan              4,577        46       42,776           --              --         42,822
Finalization of shares under
 lease settlement agreement               (2,000)      (20)          20           --              --             --
Exercise of stock options                 10,150       101       43,684           --              --         43,785
Proceeds of convertible debt
 attributable to conversion rights            --        --      480,000           --              --        480,000
Amortization of unearned
compensation                                  --        --           --       20,955              --         20,955
                                       ----------------------------------------------------------------------------
Balance at September 28, 1996          1,309,411    13,094    3,644,662      (12,421)      2,891,599      6,536,934

Net loss for 1997                             --        --           --           --      (2,768,331)    (2,768,331)
Issuance of shares under
 Employee Investment Plan and
 Employee Stock Purchase Plan              5,430        54       42,816           --              --         42,870
Unamortized compensation
 on forfeited stock options                   --        --       (1,161)       1,161              --             --
Exercise of stock options                  5,632        57       25,288           --              --         25,345
Compensation element of stock
 options granted                              --        --       60,000      (60,000)             --             --
Proceeds of notes payable to related
 parties and others attributable to
 stock warrants                               --        --       43,810           --              --         43,810
Amortization of unearned
compensation                                  --        --           --       18,208              --         18,208
                                       ----------------------------------------------------------------------------
Balance at September 27, 1997          1,320,473   $13,205   $3,815,415    $ (53,052)    $   123,268    $ 3,898,836
                                       ============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
for the years ended September 27, 1997, September 28, 1996
and September 30, 1995


                                                        September 27,   September 28,   September 30,
                                                            1997            1996            1995
                                                        -------------   -------------   -------------

Operating activities:
  Net  income (loss)                                     $(2,768,331)    $   750,981     $   316,875
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization                            445,623         441,467         406,831
    Loss on asset dispositions                                12,848              --              --
    Non-cash portion of loss from restructuring charge            --              --         441,154
    Amortization of debenture discount and issue costs       119,128          93,624              --
    Provision for losses on accounts receivable               89,691          81,615          59,725
    Employee investment plan expense                          36,287          36,937          42,216
    Amortization of unearned compensation                     18,208          20,955          41,388
    Provision for (benefit of) deferred income taxes         737,909         388,083      (1,083,640)
    Changes in operating assets and liabilities:
      Accounts receivable                                  1,214,720      (1,079,060)        (78,967)
      Inventories, prepaid expenses and other
       current assets                                        321,983      (1,818,648)       (246,730)
      Accounts payable and accrued expenses                 (329,221)        212,897          10,893
                                                         -------------------------------------------
Net cash used in operating activities                       (101,155)       (871,149)        (90,255)
                                                         -------------------------------------------

Investing activities:
  Net proceeds from asset dispositions                       346,862              --              --
  Purchases of property, plant and equipment,
   including self-constructed equipment                     (177,585)       (959,036)       (699,125)
  Other                                                      (31,287)       (135,569)       (145,951)
                                                         -------------------------------------------
Net cash provided by (used in) investing activities          137,990      (1,094,605)       (845,076)
                                                         -------------------------------------------
Financing activities:
  Proceeds from sale of common stock                          31,928          49,670         244,267
  Proceeds from notes payable to related parties
   and others                                                894,697              --          30,000
  Proceeds from bank and other borrowings                         --       3,750,000       1,054,843
  Deferred financing costs                                        --        (197,508)             --
  Principal payments on note payable to bank, capital
   lease obligations and long-term debt                     (760,640)     (1,559,175)       (321,862)
                                                         -------------------------------------------
Net cash provided by financing activities                    165,985       2,042,987       1,007,248
                                                         -------------------------------------------

Increase in cash and equivalents during year                 202,820          77,233          71,917
Cash and equivalents at beginning of year                    330,076         252,843         180,926
                                                         -------------------------------------------
Cash and equivalents at end of year                      $   532,896     $   330,076     $   252,843
                                                         ===========================================
Supplementary Cash Flow Information
  Interest paid                                          $   278,400     $   110,500     $   207,000
  Capital lease obligations incurred to acquire
   equipment                                                 217,472              --              --


The accompanying notes are an integral part of the consolidated financial statements.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.    Business Activities:

      Datamarine International, Inc. and subsidiaries (the "Company") manufactures and markets electronics including radio/telephone systems for land and marine applications and marine depth sounders and related instrumentation. Narrowband products consist of hand held, mobile and base station components for use in the 220 MHz radio service, and are sold primarily to business users of private radio services. Marine communications products are high performance radios used on commercial vessels, fishing vessels and ocean-going yachts. Marine instrumentation products are up-to-date instruments for pleasure craft; small boats and yachts; sail and power; inshore and offshore. Marine communication and marine instrumentation products are sold worldwide through approximately 300 dealers.

      In July 1993, the Company launched its current land mobile product line which represents 38%, 58% and 45% of net sales in fiscal 1997, 1996 and 1995, respectively. In addition, the Company has entered into agreements for the construction and operation of narrowband land mobile systems (see Note 10).

      As of September 30, 1996 ownership of licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. The Federal Communications Commission ("FCC") has announced that an auction for new 220 MHz licenses will commence on May 19, 1998. The auction will be for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC.
      Until such time as new licenses are issued, demand for the Company's higher margin base station products is greatly reduced.

      Subsequent to year end, the Company renegotiated the terms of its Subordinated Convertible Debentures (the "Debentures") and subordinated short term notes (the "Notes") (see Note 14). As a result of those modifications, originally scheduled interest payments on the Debentures were extended to February 1999, and the originally scheduled $2,000,000 principal payment on the Debentures was changed from December 2000 to February 1999. The originally scheduled principal and interest payments on the Notes were extended to March 1999. In connection with modifying the terms of the Debentures and the Notes, and in order to manage the Company's working capital requirements through fiscal 1998, the Company and the bank agreed to extend the maturity date of the variable bank line from June 1998 to February 1999.

      Based on its current operating plans, the Company believes its cash flow from operations, available bank lines of credit and other committed financing sources are sufficient to meet its working capital and other capital requirements at least through October 3, 1998. In order to redeem its obligations as scheduled in 1999, and meet its operating and capital requirements into fiscal 1999, the Company will require additional funding. The Company is considering various sources of funding including additional private or publicly placed debt or equity, mergers, or the sale of assets. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. In the event that the Company fails to obtain such financing when required, such failure could result in the delay or modification of some or all of the Company's debt redemption, development and expansion plans, which in turn could have a material adverse effect on the Company.

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

      Concentration of Credit Risk

      The concentration of credit risk with respect to trade receivables is, in management's opinion, considered minimal due to the Company's diverse customer base. The customers for the marine products are primarily distributors and dealers who resell to both recreational and commercial boaters. The customers for the land mobile communication products consist primarily of industrial users of private land mobile radio services. The Company sells to customers located throughout the United States as well as in Australia and other countries. The Company had no significant foreign operations but had export sales of approximately $618,000 in 1997, $975,000 in 1996, and $1,161,000 in 1995. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers. Land mobile customers account for approximately 47% of the accounts receivable balance as of September 27, 1997, compared to 67% at September 28, 1996.

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

      FCC License Costs

      Costs associated with acquiring and developing 220 MHz licenses are amortized on a straight-line basis over ten years and are included in other assets.

      Deferred Financing Costs

      Deferred financing costs of $135,487 at September 27, 1997 represent the direct costs of issuing the convertible debentures and are included in other assets. These costs are amortized by the effective interest method over the term of the related debt.

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

      Stock Based Compensation

      The Company applies APB Opinion No. 25, Accounting for Stock
      Issued to Employees and related Interpretations in measuring compensation cost for its stock option plans. The Company discloses pro forma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock Based Compensation.

      Earnings Per Share

      Net income (loss) per common share is based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents include shares issuable upon exercise of the Company's stock options and the Company's convertible preferred stock. Fully diluted earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period taking into consideration maximum potential dilution. Common stock equivalents are excluded from the calculation when they are antidilutive.

      Reclassifications

      Certain reclassifications have been made to the prior years' financial statements in order to conform to the 1997 presentation, with no impact on previously reported net income (loss) or stockholders' equity.

      Future Effects of New Accounting Standards


      In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), to simplify the existing computational guidelines and increase comparability on an international basis. The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The impact is expected to result in an increase to primary earnings per share for the years ended September 28, 1996 and September 30, 1995 of $.09 and $.02 respectively. Diluted EPS computed pursuant to this statement is not expected to be materially different from the historical net income (loss) per share previously presented.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required for comparative purposes. The Company does not expect the statement to have a material impact on its consolidated financial position or results of operations.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly, and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. Management has not yet determined the effects, if any, of SFAS 131 on the consolidated financial statements.

3.    Inventories:

      Inventories consist of the following:


                                                 1997          1996
                                              ----------    ----------

          Finished goods and subassemblies    $1,797,292    $1,603,671
          Work-in-process                        178,948        96,887
          Purchased parts and materials        2,891,468     3,530,147
                                              ------------------------
                                              $4,867,708    $5,230,705
                                              ========================

      As of September 27, 1997, inventories include approximately
      $397,000 related to land mobile base station equipment. The timing of sales of such equipment is largely dependent upon the issuance of additional licenses pursuant to an auction to be held by the FCC (see
      Note 1). Management does not anticipate any loss on the ultimate disposition of this equipment.

4.    Property, Plant and Equipment:

      Property, plant and equipment consist of the following:


                                                                           Estimated
                                                   1997         1996      Useful Lives
                                                ----------   ----------	  ------------

      Design, test and manufacturing equipment  $2,710,071   $2,606,559   5 years
      Narrowband network equipment               1,541,840    1,500,024   10 years
      Office furniture and general equipment       536,087      503,854   3 - 5 years
      Buildings and improvements                   136,247      450,106   10 - 25 years
      Leasehold improvements                       101,178      101,178   3 - 10 years
      Delivery vehicles                              7,400        7,400   5 years
                                                -----------------------
                                                $5,032,823   $5,169,121
                                                =======================

      Design, test and manufacturing equipment includes equipment under capital leases with an original cost of $241,273 and accumulated depreciation of $25,421 as of September 27, 1997.

5.    Accrued Expenses:

      Accrued expenses consist of the following:


                                                        1997         1996
                                                     ----------   ----------

      Accrued payroll and related fringe benefits    $  544,268   $  711,249
      Accrued warranty costs                            140,463      235,497
      Accrued co-op advertising                         258,293      222,752
      Accrued interest                                  355,546      189,421
      Other accrued expenses                            218,673      262,775
                                                     -----------------------
                                                     $1,517,243   $1,621,694
                                                     =======================

6.  Note Payable to Bank:

      The Company has a variable bank line of credit for up to $2,000,000 with interest payable monthly at 1.5% over prime (10.0% at September 27, 1997). The amount available to the Company under the line is based upon a formula that considers the Company's trade receivables and finished goods inventory. At September 27, 1997 the amount outstanding on the line was $1,367,561 which was the maximum amount supported by the borrowing base at that time. The line was renewed in June 1997 and matures in June 1998. As a condition of the June 1997 renewal the Company was required to raise a minimum of $350,000 in additional equity or subordinated debt by July 15, 1997. The Company raised the required amount in the form of a subordinated bank loan made to an officer of the Company, the proceeds of which were used to reduce the amount outstanding on the Company's bank line (see Note 7). At September 28, 1996 the outstanding balance on the line was $1,750,000 with interest payable monthly at .75% over prime (9.0% at September 28, 1996). The line of credit is collateralized by essentially all of the assets of the Company. The line of credit is also subject to debt covenants which allow the Company to have maximum quarterly losses of $350,000, and require the Company to maintain a tangible net worth as defined by the bank of $5,500,000, a minimum current ratio of 1.50 and a maximum debt to net worth ratio of 1.25. The terms of the bank line were modified subsequent to year end (see
      Note 14).

      The weighted-average interest rate on short-term borrowings was 9.4% and 9.2% for fiscal years 1997 and 1996, respectively.

7.    Notes Payable to Related Parties and Others:

      Notes payable to related parties and others at September 27, 1997 consists of a subordinated loan from an officer (see Note 6) and subordinated short term notes payable to individuals including a director and an officer of the Company. At September 27, 1997 the amount due on the subordinated loan from an officer was $344,697. Interest on the loan is payable monthly at 1.0% over prime (9.5% at September 27, 1997) and the loan is due on July 15, 1998. The subordinated short term notes are for a six month term due March 1998, with a six month renewal option by the Company. Of the $550,000 principal value, $250,000 is payable to directors and officers of the Company. Interest is payable quarterly at 10% per annum. The notes include detachable warrants to purchase 9,240 shares of common stock, exercisable for $0.10 per share. The proceeds from the borrowing were allocated to the carrying value of the notes and additional paid in capital based on the relative fair values of the notes and the common stock warrants. The related discount of $43,810 on the notes is accreted by periodic charges to earnings over the initial six month term of the notes. The terms of the subordinated short term notes were modified subsequent to year end (see Note 14).

8.    Long-Term Debt:

      Long-term debt consists of the following:


                                                                      1997         1996
                                                                   ----------   ----------
      Subordinated Convertible Debentures, principal and
       interest due February 1999 (see Note 14)                    $2,000,000   $2,000,000
      Less discount, net of accumulated amortization of
       $150,730 and $64,000 respectively, related to
       allocation of debt proceeds to stock conversion rights.       (329,270)    (416,000)
                                                                   -----------------------
                                                                    1,670,730    1,584,000
      Foreign denominated mortgage notes payable (DKK 1,017,424
       at September 28, 1996)                                              --      173,775
      Mortgage note, monthly payments of $866, including
       interest at 10.75% adjustable annually, due
       July 2003, collateralized by the underlying
       building                                                        64,605       70,082
      Collateralized equipment loan, monthly payments of $4,168,
       plus interest at prime plus 1.25%, due October 1997              4,167       54,167
      Collateralized equipment loan, monthly payments of $4,626,
       plus interest at prime plus 1.25%, due April 1998.              37,005       92,515
                                                                   -----------------------
                                                                    1,776,507    1,974,539
      Less current maturities                                          44,806      124,854
                                                                   -----------------------
                                                                   $1,731,701   $1,849,685
                                                                   =======================

      Maturities of long-term debt are as follows:


          Fiscal
          1998                       $   44,806
          1999                        2,004,044
          2000                            4,501
          2001                            5,010
          2002                            5,575
          Thereafter                     41,841


      On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures"), orginally due December 19, 2000. The Debentures bear interest at increasing rates from 10-15% per annum, and may be prepaid at any time, subject to the lender's rights of conversion. On May 8, 1997 the lender agreed to extend the due date of interest payments to February 28, 1998, with regularly scheduled quarterly payments resuming in March 1998. Accrued interest payable on the Debentures was $321,575 at September 27, 1997. The lender may convert the Debentures after December 19, 1998 into 2,000 shares of redeemable preferred stock and 2,000 shares of convertible preferred stock. The Company may convert at its option after December 19, 1997. The $2,000,000 proceeds from the Debentures were allocated to the Debentures' carrying value and additional paid in capital based on the relative fair values of the Debentures and the 163,967 shares of common stock obtainable upon conversion. The related discount of $480,000 on the Debentures is accreted by periodic charges to earnings over the life of the issue.


      Due to the unique terms and conditions of the Debentures, there are no quoted market prices for similar instruments. At the date of issuance, the Company estimated the fair value of the debt component of the Debentures to be approximately $2,185,000 based upon then current interest rates for straight bonds of companies with similar creditworthiness. Based upon interest rates through September 27, 1997, management believes that the fair value of the debt component of the Debentures (carrying value of $ 1,670,730 as of September 27,1997) has not changed materially from the date of issuance.

      On November 24, 1997, the lenders notified the Company that it had violated certain covenants in the form of actions taken by the Company, specifically related to incurring additional debt. The alleged covenant violations relate to financial and reporting covenants and are not payment related defaults. The Company and the lenders have resolved the matter by agreeing to modify the terms of the original Debenture Agreement (see Note 14).

      The estimated fair value of the note payable to bank, notes payable to related parties and others, and long-term debt at September 27, 1997 approximates the carrying value of such debt in the financial statements, based on current interest rates for similar obligations with like maturities.

9.    Commitments and Contingencies:

      The Company is the lessee of equipment under capital leases expiring in the year 2000. At the time of acquisition, the assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The Company leases manufacturing, warehouse and office facilities under various operating leases. Rental expense for these leases, excluding real estate taxes paid by the Company for a leased building, was $207,000 in 1997, $196,000 in 1996, and $207,000 in
      1995. During 1995, the Company renegotiated the terms of its Pocasset, Massachusetts facility lease. The expenses of settlement were included in the restructuring charge (see Note 13).

      Approximate future minimum lease payments, by year and in the aggregate, under capital and noncancelable operating leases, were as follows at September 27, 1997:


                                                          Capital    Operating
                                                          --------   ---------
         1998                                             $103,186   $137,702
         1999                                               52,863     17,293
         2000                                               39,454         --
                                                          -------------------
         Total future minimum lease payments               195,503   $154,995
                                                                     ========
         Less amounts representing interest                (23,031)
                                                         ---------
         Present value of future minimum lease payments    172,472
         Current portion                                    88,480
                                                         ---------
         Non current                                        83,992
                                                         =========

      On December 12, 1996 the Company filed a collection action against one of its customers for accounts totaling approximately $132,000. On December 23, 1996 the same customer filed suit against the Company alleging breach of certain express and implied warranty and contractual obligations, and negligent representation with respect to sales of the Company's narrowband products. The suit originally sought $6,000,000 - $9,000,000 in damages and unspecified amounts for interest and other costs. Discovery is ongoing and the claims of both parties have been consolidated into one case. The ultimate outcome of the litigation cannot presently be determined, accordingly no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

10.   Narrowband Network Systems, Inc. ("NNS"):

      On November 18, 1994, NNS was incorporated in the State of
      Washington as a subsidiary of SEA to participate in the business of providing specialized mobile radio ("SMR") services.

      NNS has entered into management agreements ("Management
      Agreements") with the holders of 220 MHz licenses granted by the FCC in approximately 47 markets across the United States (the "Managed Markets"). Under the Management Agreements, NNS is required to construct and develop the SMR systems in the Managed Markets. NNS retains the revenues generated by the systems, after remitting a fixed percentage to the license holders.

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

      At September 27, 1997 and September 28, 1996 respectively, fixed assets include $1,541,840 and $1,500,024 (less accumulated depreciation of $243,800 and $90,619) of facilities related to the SMR systems and other assets include $396,716 and $360,760 (less accumulated amortization of $61,339 and $23,743) representing legal and other costs associated with the acquisition of license interests in the Managed Markets. Because only limited operations have commenced, revenues from NNS's operations were immaterial through September 27, 1997.

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

11.   Stockholders' Equity:

      Stock Option Plans

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

      Information regarding activity in the 1992 Stock Option Plan for Non-Employee Directors is as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                           Shares      Price
                                                           ------    --------

      Outstanding at October 1, 1994                        6,000      $4.56
      Granted                                               3,000       8.62
                                                           -----------------
      Outstanding at September 30, 1995                     9,000       5.91
      Exercised                                            (4,500)      5.91
                                                           -----------------

      Outstanding and exercisable at September 28, 1996
       and September 27, 1997                               4,500      $5.91
                                                           =================

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

      Information regarding activity in the 1995 Stock Option Plan for Non-Employee Directors is as follows:


                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                           Shares      Price
                                                           ------    --------

      Granted in fiscal 1996                                8,000      $9.00
                                                           -----------------

      Outstanding and exercisable at September 28, 1996     8,000       9.00
      Granted in fiscal 1997                                6,000       7.00
      Forfeited in fiscal 1997                             (2,000)      9.00
                                                           -----------------
      Outstanding and exercisable at September 27, 1997    12,000      $8.00
                                                           =================

      Weighted average fair value of options granted
       during the year ended September 27, 1997                        $3.59

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

      Qualified Options and Nonqualified Options expire not more than ten years from the date of grant and Piggy-Back Options expire twenty years and six months from the date of grant. The Piggy-Back Options are to be granted in conjunction with the grant of Nonqualified Options. The Piggy-Back Options shall not be exercised prior to twenty years from the date of the grant, except that if, within five years from the date of grant, the trading price exceeds a specified price, such Piggy-Back Options shall become subject to a five-year vesting schedule with respect to the number of shares equal to 50% of the unexercised portion of Nonqualified Options granted to the employee. All Piggy-Back Options outstanding at September 27, 1997 commenced five year vesting on September 9, 1994.

      Proceeds received from the exercise of options are credited to the capital accounts. Compensation cost is recorded based upon the difference between market prices and exercise prices at the date of grant and amortized to expense over the vesting period pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees.

      Information regarding activity in the 1991 Stock Option Plan is as follows:

                                                  Qualified Options    Nonqualified Options   Piggy-Back Options
                                                  ------------------   --------------------   ------------------

                                                            Weighted               Weighted             Weighted
                                                            Average                Average              Average
                                                            Exercise               Exercise             Exercise
                                                  Shares     Price     Shares       Price     Shares     Price
                                                  -------   --------   ------      --------   ------    --------

      Outstanding at October 1, 1994               93,508     $4.47    51,500        $1.50    25,750      $4.50

      Exercised                                   (20,670)     4.46    (7,500)        1.50      (750)      4.50
      Granted                                      21,500      9.00     6,500         6.00        --         --
      Canceled                                         --        --        --           --    (3,000)      4.50
                                                  -------------------------------------------------------------
      Outstanding at September 30, 1995            94,338      5.50    50,500         2.08    22,000       4.50

      Exercised                                    (2,525)     4.72    (3,125)        1.68        --         --
      Canceled                                       (875)     9.00      (375)        6.00        --         --
                                                  -------------------------------------------------------------
      Outstanding at September 28, 1996            90,938      5.49    47,000         2.07    22,000       4.50

      Granted                                       2,500      9.00    10,000         1.00        --         --
      Exercised                                    (5,632)     4.50        --           --        --         --
      Canceled                                       (782)     7.38      (500)        6.00        --         --
                                                  -------------------------------------------------------------
      Outstanding at September 27, 1997            87,024      5.63    56,500         1.85    22,000       4.50

      Exercisable at September 27, 1997            74,524      5.07    46,250         1.74    17,600       4.50
      Available for grant at September 27, 1997    84,149        --    27,125           --    27,250         --

      Exercisable at September 28, 1996            75,563      4.77    42,500         1.66    13,200       4.50
      Exercisable at September 30, 1995            72,838      4.47    44,000         1.50     8,800       4.50

      Weighted average fair value of options
       granted during the year ended
       September 27, 1997:
        Exercise price equal to market at grant (2,500 options)         $5.39
        Exercise price less than market at grant (10,000 options)       $6.32

      The following is a summary of stock options outstanding under the 1991, 1992 and 1995 plans at September 27, 1997:

                                 Options Outstanding                      Options Exercisable
                   -----------------------------------------------   ----------------------------
       Range of                  Weighted Average      Weighted                       Weighted
       Exercise       Number        Remaining          Average          Number         Average
        Prices     Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
      ---------    -----------   ----------------   --------------   -----------   --------------

      $1.00-1.50      51,000            .46             $1.40           43,500         $1.47
      $4.00-6.00      95,024            .32             $4.56           87,874         $4.52
      $7.00-9.00      36,000           1.08             $8.65           23,500         $8.47

      The total compensation cost recognized in income for stock-based compensation was $18,208 in 1997 and $20,995 in 1996. Had the compensation cost for the Company's option plans been determined consistent with FAS 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                           1997         1996
                                       ------------   --------

        Net income (loss):
          As reported                  $(2,768,331)   $750,981
          Pro forma                     (2,811,304)    713,701

        Net income (loss) per share:
          As reported                  $     (2.11)   $    .49
          Pro forma                          (2.14)        .47

      The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                             1997         1996
                                        ------------      ----

        Dividend yield                        0%            0%
        Volatility                       70.4 - 71.8      73.9
        Risk free interest rate         5.54% - 6.36%     5.29%
        Expected option term (years)        3 - 6           3

      Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for full-time employees who have attained certain length-of-service requirements and who do not own 5% or more of the Company's outstanding stock. Under the terms of the plan, eligible employees are granted the right on a semiannual basis to purchase shares of the Company's common stock.
      The purchase price is equal to 90% of the fair market value of the Company's common stock during certain predetermined periods, and employees may purchase shares having an aggregate value of up to 10% of basic compensation. The Company issued 838 shares in 1997, 843 shares in 1996 and 1,272 shares in 1995 in connection with the Employee Stock Purchase Plan.

      Employee Investment Plan

      The Company maintains the Datamarine Employee Investment Plan (a 401(k) Plan). All full-time employees who have reached age 21 and have one year of service are eligible for participation. Employees can contribute up to 15% of their base salary with the Company matching 50% of the first 6% of base salary contributed. The Company issued 4,592 shares in 1997, 3,734 in 1996 and 4,599 shares in 1995 under the Employee Investment Plan.

      Shares Reserved for Future Issue

      At September 27, 1997, the Company had reserved the following shares of its common stock for future issue:


      Employee Stock Purchase Plan                          5,990
      1991 Stock Option Plan:
        Qualified Options                                 171,173
        Nonqualified Options                               83,625
        Piggy-Back Options                                 49,250
      1992 Stock Option Plan for Non-employee Directors     4,500
      1995 Stock Option Plan for Non-employee Directors    48,000
      Convertible Debentures                              163,967
      Subordinated Notes                                    9,240
                                                          -------
                                                          535,745
                                                          =======

      Preferred Stock

      In connection with the issuance of the Subordinated Convertible Debentures in fiscal 1996, the Company also authorized 1,000,000 shares of preferred stock, $1 par. Under certain conditions, the Debentures are convertible into 2,000 shares of redeemable preferred stock and 2,000 shares of convertible preferred stock.

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

12.   Income Taxes:

      The components of income tax expense (benefit) consists of the following:

                                                   1997        1996         1995
                                                ---------    --------    -----------

      Deferred (benefit) provision - Federal    $737,909     $388,083    $(1,083,640)
                                                ====================================

      The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                      1997          1996
                                                                   ----------    ----------

      Net federal and state operating loss carryforwards           $1,331,000    $  622,000
      Accrued expenses not currently deductible for tax purposes      185,000       206,000
      General business tax credit carryforwards                       128,000       128,000
      Property and equipment                                           (9,000)       12,000
      Allowance for doubtful accounts                                  75,000        58,000
      Inventory, principally due to valuation differences and
       overhead application                                           148,000       148,000
      Other, individually less than 5% of deferred tax asset            7,775           909
                                                                   ------------------------
                                                                    1,865,775     1,174,909
      Less valuation allowance                                     (1,865,775)     (437,000)
                                                                   ------------------------
      Net deferred tax assets                                      $       --    $  737,909
                                                                   ========================

      At October 1, 1994, a valuation allowance was recorded equal to the Company's deferred tax asset balance of $1,142,000 due to the uncertainty of future taxable income. During fiscal 1995, the valuation allowance was reduced by $702,000 to reflect management's then current assessment of the amount of deferred federal tax assets which were more likely realizable than not. The valuation allowance balance at September 28, 1996 relates primarily to deferred state tax benefits of net operating loss carryforwards and future deductible temporary differences which are not expected to be realized on a separate company return basis. Although the Company had losses for each of the first three quarters of fiscal 1997, the Company continued to recognize a deferred tax benefit because management believed is was more likely than not that that all of the federal deferred tax asset would be realized from taxable income in future years. Management's assumptions were based in part upon information from industry sources and the FCC indicating that the auction of new 220 MHz licenses could take place in November 1997, in which case the Company projected it would have taxable income in fiscal 1998. Subsequent to year end the FCC announced that the auction of 220 MHz licenses would commence May 19, 1998, later than management had originally anticipated. In addition, expenses related to the amortization of the deferred financing costs and discount on the Subordinated Convertible Debentures will increase due to the revised earlier maturity date (see Note 14). Based on these factors, management expects the Company will incur operating losses in fiscal 1998. Generally Accepted Accounting Principles ("GAAP") provide guidance as to when a deferred tax valuation allowance may be required. Management considered the fiscal 1997 loss, the expected fiscal 1998 loss, and the inability to predict with certainty what land mobile sales will be in the post FCC auction period. Based on the information available, management concluded that a valuation allowance equal to 100% of the deferred tax asset should be established at year end.

      The reconciliation of income taxes at the federal statutory rate of 34% to the income tax provision (benefit) presented in the consolidated statement of operations is presented below:

                                                          1997         1996         1995
                                                       -----------   --------   ------------

      Income tax expense (benefit) at statutory rate   $ (690,000)   $387,000   $  (261,000)
      State income taxes, net of federal tax benefit       (6,000)      4,000       (99,000)
      Other                                                 5,134          83       (21,640)
      Change in valuation allowance                     1,428,775      (3,000)     (702,000)
                                                       -----------------------------------
      Income tax expense (benefit)                     $  737,909    $388,083   $(1,083,640)
                                                       ===================================

      As of September 27, 1997, the Company has net federal operating loss carryforwards of $2,880,000 which are available to reduce future federal taxable income ($71,000 of which expire in fiscal 2008, $513,000 in fiscal 2009, $225,000 in fiscal 2010 and the remainder in
      2012). The Company also has general business tax credit carryforwards of $128,000, of which $54,000 expire between 2006 and 2111, and the balance of $74,000 can be carried forward indefinitely.

13.   Restructuring Charge:

      During fiscal 1995, the Company recognized a special charge of $686,458 in connection with a restructuring program designed to improve productivity and permanently reduce costs. The Company moved its corporate administrative functions and production of its instrumentation product line from Pocasset, Massachusetts to its facility in Mountlake Terrace, Washington. The restructuring was announced in January 1995 and was substantially completed by
      December 31, 1995. The program resulted in the permanent reduction of approximately 30 employees and 35,000 square feet of manufacturing and office space. The restructuring charge was comprised of $346,524 in writedowns of production equipment and leasehold improvements, $94,630 in writedowns of inventory related to discontinued products, $147,748 in employee termination benefits, and $97,556 in lease settlement
      costs.   The lease was settled for $210,000, including $112,444
      related to past due rental amounts, comprised of $30,000 in cash and the issuance of 22,000 shares of the Company's common stock having a fair market value of $180,000. Upon final pricing 2,000 of the settlement shares were returned to the Company.

14.   Subsequent Events:

      On February 24, 1998 the Company and Alta Subordinated Debt Partners III, L.P. ("ASDP III") agreed to modify certain provisions of the Subordinated Convertible Debentures (the "Debentures"). The agreement was reached in order to resolve ASDP III's claim that the Company had violated certain financial and reporting covenants. Significant terms of the revised agreement are:

      1) Changing the maturity date of the Debentures from December 19, 2000 to February 19, 1999.

      2) Deferral of all interest payments on the Debentures until February 19, 1999.

      3) Issuing the common shares of the Company which are attached to the Debentures (approximately 164,000) on February 19, 1999.

      4) Release of collateral and subordination of rights by the holders of the subordinated short term notes. Deferral of principal and interest payments on the subordinated short term notes until the Debentures are paid in full.

      5)    Payment by the Company of expenses related to the modification.

      In connection with modifying the terms of the Debentures as described above, the Company and holders of the subordinated short term notes agreed to modify the terms of those notes. Significant terms of the revised notes are:

      1) Release of collateral and subordination of rights by the holders of the subordinated short term notes.

      2) Deferral of principal and interest payments on the subordinated short term notes until the Debentures are paid in full.

      3)    Granting the Company an option to extend the due date one year
            (to March 1999). Upon the Company's exercise of the option the holders will receive warrants to purchase a total of 32,500 shares of common stock, exercisable for $0.10 per share.

      In connection with modifying the terms of the Debentures and the subordinated short term notes, and in order to manage the Company's working capital requirements through fiscal 1998, the Company renewed its variable bank line on essentially the same terms, except for the following:

      1)    The due date of the line is February 28, 1999.

      2) The maximum quarterly loss provision was replaced with a minimum quarterly revenue requirement.

      3) The minimum tangible net worth as defined by the bank is $3,800,000.

      4) The interest rate has been increased to prime plus 2%. However, the Company has the option to decrease the interest rate to prime plus .5% if, by March 10, 1998, the Company agrees to issue to the bank 10,000 warrants to purchase common stock at market (at the time of issuance).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                  PART  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information as of Janaury 6, 1998 regarding the nominee and each director is set forth below, including such individual's age and principal occupation, a brief account of business experience during at least the last five years, and directorships held at other publicly-held companies.

Nominated for a term ending in 2001:

                                 Director          Position with Company or Principal
        Name             Age      Since           Occupation During the Past Five Years
--------------------     ---     --------     ---------------------------------------------

David C. Thompson        68        1987       President and CEO of the Company since
                                              October 1997. Secretary and Treasurer of the
                                              Company since March 1996. Principal
                                              Financial and Accounting Officer of the
                                              Company from 1995 to October 1997. President
                                              and CEO of SEA Inc., a wholly owned
                                              subsidiary of the Company. Previously
                                              President and CEO of Stephens Engineering
                                              Associates, Inc., which was acquired by the
                                              Company in 1986.

Serving for a term ending in 2000:

                                 Director          Position with Company or Principal
        Name             Age      Since           Occupation During the Past Five Years
--------------------     ---     --------     ---------------------------------------------

Peter D. Brown           50        1991       President and CEO of the Company from
                                              September 1991 through October 1997.
                                              Chairman of the Board of the Company since
                                              December 1995. CEO of the South Beach
                                              Company, a management company, since 1990.
                                              Currently, Vice President and Treasurer of
                                              Gordon & Ferguson, a manufacturer of men's
                                              and boy's outerwear. From 1974 through 1990,
                                              CEO of Heather Hill Sportswear Co., an
                                              apparel company.

Serving for a term ending in 1999:

                                 Director          Position with Company or Principal
        Name             Age      Since           Occupation During the Past Five Years
--------------------     ---     --------     ---------------------------------------------

Stephen W. Frankel       51        1997       Since 1996, self employed private investor.
                                              From 1988 through 1995, served in various
                                              capacities including President, COO,
                                              Chairman and CEO of RETIX, a manufacturer of
                                              networking products.

The names of the executive officers of the Company, their positions and offices with the Company, and their ages are set forth below.

      Name                  Age    Office

      David C. Thompson     68     President and Chief Executive Officer
                                    (Since October 1997)
      Peter D. Brown        50     Chairman of the Board (President and
                                    CEO to October 1997)
      Jan Kallshian         43     Chief Financial Officer

David C. Thompson was named President and CEO of the Company in October 1997. Mr. Thompson has been Secretary and Treasurer of the Company since March 1996, and served as the Company's Principal Financial and Accounting Officer from 1995 to October 1997. Mr. Thompson is also President and CEO of SEA Inc., a wholly owned subsidiary of the Company. Mr. Thompson was previously President and CEO of Stephens Engineering Associates, Inc., which was acquired by the Company in 1986.

Peter D. Brown served as President and CEO of the Company from September 1991 through October 1997, and has served as Chairman of the Board of the Company since December 1995.

Jan Kallshian was named Chief Financial Officer of the Company in October 1997. Since April 1995 Mr. Kallshian has served as a consultant to the Company which included performing the duties of the Chief Financial Officer. Mr. Kallshian has over 15 years experience in the high technology manufacturing industry and has held positions in finance and general management. Mr. Kallshian is a CPA and was previously with the accounting firm of Coopers & Lybrand.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and each of the Company's executive officers (other than the Chief Executive Officer) who served during the most recent fiscal year (the "Named Executive Officers") for all services rendered in all capacities to the Company and its subsidiaries for the Company's fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995.

                          Summary Compensation Table

                                                                                     Long Term
                                                                                    Compensation
                                               Annual Compensation                    Awards
                                 ------------------------------------------------   ------------
                                                                  Other Annual         Stock          All Other
Name and Principal Position(s)   Year   Salary($)   Bonus($)   Compensation($)(1)    Options(#)    Compensation($)
------------------------------   ----   ---------   --------   ------------------   ------------   ---------------

Peter D. Brown                   1997   $     --      $ --        $ 4,000(2)           2,000           $   --
  President/CEO Chairman         1996         --        --          4,300(2)           2,000               --
  of the Board                   1995         --        --          2,800(2)           1,500               --

David C. Thompson                1997    113,329        --             --                 --            3,283(3)
  President/CEO of SEA, Inc.     1996    102,935        --             --                 --              828(3)
                                 1995     92,657        --             --              7,000               --

-------------------
<F1>  In accordance with rules of the SEC the Company is not required to report the value of personal benefits for any year unless the aggregate dollar value exceeds the lesser of ten percent of the executive officer's salary and bonus or $50,000.

<F2>  Consists of directors fees.

<F3>  Represents amounts contributed by the Company under its 401(k) Plan.

                       Option Grants in Last Fiscal Year

The following table sets forth certain information regarding the grants of stock options to each of the Named Executive Officers during the fiscal year ended September 27, 1997.

                 Number of
                 Securities   Percent of Total
                 Underlying   Options Granted                       Market Price
                  Options     to Employees in       Exercise or      at Date of    Expiration
     Name        Granted(#)     Fiscal Year      Base Price($/Sh)       Grant         Date
--------------   ----------   ----------------   ----------------   ------------   ----------

Peter D. Brown   2,000 (1)         13.5%              $ 7.00           $ 7.00       2/4/2007

-------------------
<F1>  Options granted under the 1995 Stock Option Plan for Non-employee
      Directors

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
 Values

The following table sets forth information on option exercises by the Named Executive Officers during the fiscal year ended September 27, 1997, and the value of unexercised options held by the Named Executive Officers on September 27, 1997.

                                                   Number of Shares Underlying
                                                     Unexercised Options at      Value of Unexercised Options
                                                     September 27, 1997 (#)      at September 27, 1997($)(1)
                     Shares Acquired    Value      ---------------------------   ----------------------------
       Name          On Exercise       Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
------------------   ---------------   ---------   -----------   -------------   -----------   --------------

Peter D. Brown            None           None         8,500             --         $ 1,215          $ --
David C. Thompson         None           None        40,132          4,500          43,856           310

-------------------
<F1>  Value of unexercised options represents the difference between the exercise prices of the stock options and the closing price ($4.81 per share) of the Company's common stock on September 25, 1997, the last trading day of the Company's fiscal year. Only in-the-money options are considered in the calculation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the Company's common stock as of January 6, 1998 (unless otherwise indicated) by (a) each person known by the Company to beneficially own more than five percent of the outstanding shares of common stock, (b) each director of the Company who beneficially owns any shares,(c) each Named Officer (see "Executive Compensation"), and (d) all directors and officers as a group:

                             Name and Address               Amount and Nature of        Percent
Title of Class              of Beneficial Owner             Beneficial Ownership(1)     of Class
--------------     ------------------------------------     -----------------------     --------

Common Stock       Peter D. Brown                                 278,323(2)             20.8%
                   545 Cedar Lane
                   Teaneck NJ  07666

Common Stock       David C. Thompson                              146,925(3)             10.7%
                   SEA Inc.
                   7030 - 220th Street S.W.
                   Mountlake Terrace WA  98043

Common Stock       Steven T. Newby                                130,000(4)              9.8%
                   6116 Executive Blvd., Ste. 701
                   Rockville MD  20852

Common Stock       Stephen W. Frankel                              66,820(5)              5.0%
                   7030 - 220th Street S.W.
                   Mountlake Terrace WA  98043

Common Stock       Jan Kallshian                                    2,180(6)               *
                   7030 - 220th Street S.W.
                   Mountlake Terrace WA  98043

Common Stock       All Directors and Executive Officers           442,576                32.0%
                    as a group (4 persons)

-------------------
<F*>  Less than 1%

<F1>  Includes common shares which may be acquired upon exercise of options to purchase shares from the Company exercisable on or within 60 days of January 6, 1998.

<F2>  Represents 169,937 shares held of record, 8,500 shares subject to presently exercisable stock options, 21,050 shares held in trust for Mr. Brown's minor child, 27,164 shares held by a Retirement Plan Trust for Mr. Brown, and 51,672 shares held in trust for the Company's Employee Investment Plan for which Mr. Brown serves as a co-trustee. Mr. Brown disclaims beneficial ownership of the 27,164 shares held by his Retirement Plan Trust.

<F3>  Represents 55,121 shares held of record, 40,132 shares subject to presently exercisable stock options, and 51,672 shares held in trust for the Company's Employee Investment Plan for which Mr. Thompson serves as a co-trustee.

<F4>  Based upon the Schedule 13D filed with the SEC by the beneficial owner on
      March 25, 1997 and subsequent communication with the beneficial owner as of December 14, 1997.

<F5>  Represents 64,300 shares held of record and 2,520 shares subject to presently exercisable common stock warrants.

<F6>  Represents 500 shares held of record and 1,680 shares subject to presently exercisable common stock warrants. Mr. Kallshian was named Chief Financial Officer of the Company in October 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1997, Mr. Thompson made a subordinated loan to the Company in the amount of $344,697.

During fiscal 1997, Mr. Frankel made a subordinated short term loan to the Company in the amount of $150,000.

During fiscal 1997, Mr. Kallshian and members of his family (as defined by SEC rules) made subordinated short term loans to the Company in the amount of $300,000.


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

(b)   Reports on Form 8-K.
      The following reports on Form 8-K were filed during the quarter ended September 27, 1997:
          Form 8-K dated July 24, 1997.  Resignation of a director.
          Form 8-K dated September 22, 1997. Issuance of short-term subordinated notes.

(c)   List of Exhibits.  The following exhibits are filed as a part of, or
      incorporated by reference into, this     report on Form 10-K.

Exhibit
 Number                Description
-------                -----------

3.1 Articles of Organization, as amended, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

3.2 Bylaws, incorporated by reference to Registration Statement 0-8936 on Form 10.

4 Debenture Purchase Agreement with exhibits, incorporated by reference to Annual Report on Form10-K for the Fiscal Year Ended September 30, 1995.

4.1      Subordinated Notes Agreement with exhibits.

4.2      Terms for Amendment of December 19, 1995 Debenture Agreement

10.1 Datamarine International, Inc. 1991 Stock Option Plan, incorporated by reference to Registration Statement 33-48532 on Form S-8.

10.2 1992 Stock Option Plan for Non-employee Directors, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended October 1, 1994.

10.3     Debenture Purchase Agreement with exhibits, same as 4 above.

10.4 1995 Stock Option Plan for Non-employee Directors, incorporated by reference to Annual Report on Form10-K for the Fiscal Year Ended September 28, 1996.

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

DATAMARINE INTERNATIONAL, INC.

By:/s/ DAVID C. THOMPSON
       -----------------
David C. Thompson
President, Chief Executive Officer and Director

By:/s/ JAN KALLSHIAN
       -------------
Jan Kallshian
Chief Financial Officer

Date: March 2, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ PETER D. BROWN
       --------------
Peter D. Brown, Chairman of the Board
March 2, 1998

By:/s/ STEPHEN W. FRANKEL
       ------------------
Stephen W. Frankel, Director
March 2, 1998


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES


   COL. A                                          COL. B              COL. C                 COL. D         COL. E
-----------                                     ------------   --------------------------   ----------   -------------

                                                                      Additions
                                                 Balance at    -------------------------
                                                Beginning of   Charged to    Charged to     Deductions     Balance at
DESCRIPTION                                        Period       Expenses       Other        (describe)   End of Period
-----------                                     ------------   ----------   ------------    ----------   -------------

Year ended September 27, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts              $  171,990       89,691                     26,708(1)    $  234,973
    Allowance for slow moving inventory             187,129       48,384                     12,335(2)       223,178
    Valuation allowance for deferred tax asset      437,000                 1,428,775(4)                   1,865,775
                                                 -------------------------------------------------------------------
      Totals                                     $  796,119      138,075    1,428,775        39,043       $2,323,926
                                                 ===================================================================

Product warranty liability                       $  235,497       75,496                    170,530(3)    $  140,463
                                                 ===================================================================

Year ended September 28, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts              $  158,193       81,615                     67,818(1)    $  171,990
    Allowance for slow moving inventory             273,624       58,056                    144,551(2)       187,129
    Valuation allowance for deferred tax asset      440,000                                   3,000(4)       437,000
                                                 -------------------------------------------------------------------
      Totals                                     $  871,817      139,671                    215,369       $  796,119
                                                 ===================================================================

Product warranty liability                       $  237,469      117,608                    119,580(3)    $  235,497
                                                 ===================================================================

Year ended September 30, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts              $  142,292       59,725                     43,824(1)    $  158,193
    Allowance for slow moving inventory             183,502      104,417                     14,295(2)       273,624
    Valuation allowance for deferred tax asset    1,142,000                                 702,000(4)       440,000
                                                 -------------------------------------------------------------------
      Totals                                     $1,467,794      164,142                    760,119       $  871,817
                                                 ===================================================================

Product warranty liability                       $  197,524      120,819                     80,874(3)    $  237,469
                                                 ===================================================================

--------------------
<F1>   Uncollectible accounts written off, net of recoveries.
<F2>   Obsolete material written off.
<F3>   Warranty claims honored during the year.
<F4>   Change in deferred tax asset valuation account, charged or credited to income tax expense.

Report Of Independent Accountants


To the Stockholders and Board of Directors of Datamarine International, Inc.

Our report on the consolidated financial statements of Datamarine International, Inc. and Subsidiaries as of September 27, 1997 and September 28, 1996 and for the years ended September 27, 1997, September 28, 1996 and September 30, 1995 is included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule for the years ended September 27, 1997, September 28, 1996 and September 30, 1995, listed in Item 14(a) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/:COOPERS & LYBRAND L.L.P


Seattle, Washington
December 11, 1997, except for the fourth and fifth paragraphs of Note 1, the last sentence in the first paragraph of Note 6, the last sentence of Note 7, the last sentence in the third paragraph of Note 8, and Note 14 to the financial statements as to which the date is March 2, 1998.