Form 10-Q
period 1998-01-03
DATAMARINE INTERNATIONAL INC
filed 1998-03-05
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 3, 1998

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

                               Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at January 3, 1998
      Common Stock, .01 Par Value                     1,329,912



                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended
                                          --------------------------
                                          January 3,    December 28,
                                             1998           1996
                                          ----------    ------------

Net sales                                 $3,091,724     $2,823,077

Cost of products sold                      2,140,087      1,799,601
                                          -------------------------

Gross profit                                 951,637      1,023,476

Operating expenses:
  Research and development                   369,871        304,778
  Selling                                    676,572        661,642
  General and administrative                 310,142        273,492
  Narrowband operations                       68,458         64,138
                                          -------------------------
  Operating expenses                       1,425,043      1,304,050
                                          -------------------------

Operating loss                              (473,406)      (280,574)

Interest expense                            (157,810)      (122,876)
Other income, net                              9,711         20,072
                                          -------------------------

Loss before income taxes                    (621,505)      (383,378)

Benefit for income taxes                          --       (128,539)
                                          -------------------------

Net loss                                  $ (621,505)    $ (254,839)
                                          =========================

Loss per share, basic                     $    (0.47)    $    (0.19)
Loss per share, fully diluted             $    (0.47)    $    (0.19)

Average shares outstanding, basic and
 fully diluted                             1,321,661      1,309,691


                The accompanying notes are an integral part of
                    the consolidated financial statements



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                    January 3,    September 27,    December 28,
                                                                       1998           1997             1996
                                                                    ----------    -------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                                         $  341,909     $   532,896     $    46,087
  Accounts receivable, net of allowance of $248,428 $234,973 and
   $186,799, respectively                                            1,949,790       2,030,641       3,174,550
  Inventories                                                        5,012,237       4,867,708       5,232,393
  Prepaid expenses and other current assets                            151,102         243,081         166,126
  Deferred income taxes, current                                            --              --         332,825
                                                                    ------------------------------------------
      Total current assets                                           7,455,038       7,674,326       8,951,981

Property, plant and equipment                                        5,069,989       5,032,823       5,227,596
  Less accumulated depreciation                                      3,162,346       3,062,703       2,984,758
                                                                    ------------------------------------------
  Property, plant and equipment, net                                 1,907,643       1,970,120       2,242,838

Deferred income taxes, noncurrent                                           --              --         533,623
Other assets, net                                                      479,993         495,476         521,294
                                                                    ------------------------------------------

      Total assets                                                  $9,842,674     $10,139,922     $12,249,736
                                                                    ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable to bank                                             $1,224,561     $ 1,367,561     $ 1,750,000
  Notes payable to related parties and others                          972,415         850,887              --
  Accounts payable                                                     856,824         556,416         726,778
  Accrued expenses                                                   1,532,346       1,517,243       1,484,217
  Current maturities of long-term debt and capital lease
   obligations                                                         108,458         133,286         147,758
                                                                    ------------------------------------------
      Total current liabilities                                      4,694,604       4,425,393       4,108,753

Long-term debt and capital lease obligations, less current
 maturities                                                          1,850,626       1,815,693       1,854,471
                                                                    ------------------------------------------

      Total liabilities                                              6,545,230       6,241,086       5,963,224
                                                                    ------------------------------------------

Redeemable preferred stock, $1 par value; none issued

Stockholders' equity:
  Convertible preferred stock, $1 par value, Authorized 1,000,000
   shares; including redeemable preferred stock; none issued                --              --              --
  Common stock, $.01 par value, Authorized 3,000,000 shares;
   1,329,912,  1,320,473 and 1,309,786 shares issued and
   outstanding, respectively                                            13,299          13,205          13,098
  Capital in excess of par value                                     3,830,027       3,815,415       3,647,856
  Unearned compensation                                                (47,645)        (53,052)        (11,202)
  Retained earnings                                                   (498,237)        123,268       2,636,760
                                                                    ------------------------------------------
      Total stockholders' equity                                     3,297,444       3,898,836       6,286,512
                                                                    ------------------------------------------

      Total liabilities and stockholders' equity                    $9,842,674     $10,139,922     $12,249,736
                                                                    ==========================================


               The accompanying notes are an integral part of
                   the consolidated financial statements



               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                --------------------------
                                                                January 3,    December 28,
                                                                   1998           1996
                                                                ----------    ------------

OPERATING ACTIVITIES
   Net loss                                                     $(621,505)     $(254,839)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                109,609        104,588
     Gain on asset dispositions                                    (5,395)            --
     Amortization of debenture discount and issue costs            53,429         33,875
     Provision for losses on accounts receivable                   16,392         15,463
     Employee investment plan expense                              10,092             --
     Amortization of unearned compensation                          5,407          1,219
     Benefit of deferred income taxes                                  --       (128,539)
     Changes in operating assets and liabilities:
       Accounts receivable                                         64,459        145,039
       Inventories, prepaid expenses and other current assets     (52,550)        34,253
       Accounts payable and accrued expenses                      320,906       (128,939)
                                                                ------------------------
         Net cash used in operating activities                    (99,156)      (177,880)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                           (1,225)       (58,475)
  Other                                                            (3,783)        (6,083)
                                                                ------------------------
         Net cash used in investing activities                     (5,008)       (64,558)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                4,614          3,198
  Proceeds from other borrowings                                  100,000             --
  Principal payments on other borrowings                               --             --
  Principal payments on revolving line of credit and long-term
   debt                                                          (191,437)       (44,749)
                                                                ------------------------
         Net cash used in financing activities                    (86,823)       (41,551)

Decrease in cash and equivalents during period                   (190,987)      (283,989)
Cash and equivalents at beginning of period                       532,896        330,076
                                                                ------------------------

Cash and equivalents at end of period                           $ 341,909      $  46,087
                                                                ========================

Supplementary Cash Flow Information
  Interest paid                                                 $  66,858      $  38,358
  Capital lease obligations incurred to acquire equipment          35,941             --


               The accompanying notes are an integral part of
                   the consolidated financial statements



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation:

The accompanying unaudited, consolidated, condensed quarterly financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with Generally Accepted Accounting Principles ("GAAP"). The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim period. In the opinion of management, they fairly represent the operating results of the Company for the periods presented. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Accounting policies used in fiscal 1998 are consistent with those used in fiscal 1997. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1997.

2.   Inventory Components:

Inventories consisted of the following at:

                          January 3, 1998    September 27, 1997    December 28, 1996
                          ---------------    ------------------    -----------------

     Finished Goods         $ 1,762,826         $ 1,797,292           $ 1,189,296
     Work-In-Process            218,080             178,948               324,620
     Raw Material             3,031,331           2,891,468             3,718,477
                            -----------------------------------------------------
                            $ 5,012,237         $ 4,867,708           $ 5,232,393
                            -----------------------------------------------------

3.   Income Taxes:

Based on the loss incurred in fiscal 1997 and management's expectation that the Company will incur a loss for fiscal 1998, a valuation allowance equal to 100% of the Company's deferred tax asset has been established.

4.   Earnings Per Share:

Earnings per share is computed using the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options to the extent these have a dilutive effect on the computation. Common stock equivalents are excluded from the calculation when they are antidilutive.

5.   Reclassifications:

Certain reclassifications have been made to the prior quarters' financial statements in order to conform to the fiscal 1998 presentation, with no impact on previously reported net loss, stockholders' equity, or cash flow.

6.   New Accounting Standards:

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), to simplify the existing computational guidelines and increase comparability on an international basis. The statement is effective for interim and annual reporting periods ending after December 15, 1997. This statement replaces "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement requires the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The Company adopted the provisions of this statement for the current quarter. However, because there was a net loss the statement did not effect EPS disclosure.

7.   Prior Period Adjustment

Amounts reported herein for the quarter ended December 28, 1996 are after restatement to correct an error in the value of work-in-process inventory as originally reported. The effect of such restatement was to increase net loss and decrease retained earnings by $62,461, or $.04 per share.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and as such may involve risks and uncertainties. This Quarterly Report on Form 10-Q and the Annual Report on Form 10-K contain certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.

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

Datamarine International, Inc. was incorporated in Massachusetts on April 23, 1969. All of the Company's product development, manufacturing facilities and marketing activities are based at its Mountlake Terrace, Washington location. The Company has sales and service facilities on the East and West coasts of the United States and in Sydney, Australia.
Marine communication products, branded SEA, and marine instrumentation products, branded Datamarine, are sold worldwide through approximately 300 dealers in the United States and approximately 20 foreign countries.

Sales of narrowband communications products for the land mobile radio market are made through the Company's wholly-owned subsidiary, SEA, Inc. ("SEA"), to business users nationwide. SEA has developed and marketed narrowband radio equipment since 1984 and began selling its current line of narrowband equipment for use in the 220 MHz band in the fourth quarter of fiscal 1993.

On October 19,1992, the Federal Communications Commission ("FCC") conducted a lottery which led to the issuance of approximately 3,500 licenses for a new land mobile service in the 220-222 MHz band. The FCC adopted challenging technical parameters for the equipment to be used in the 220 MHz radio service. By establishing these parameters the FCC intended to encourage the development of new spectrum-efficient technologies for land mobile applications. This service is mandated to use narrowband technologies which will result in a fivefold increase in the number of communications channels as compared to conventional 25 KHz technologies. SEA was the first manufacturer to receive FCC type acceptance for 220 MHz radio equipment. SEA shipped its first 220 MHz radios in July 1993.

As of September 30, 1996 ownership of licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. Until such time as new licenses are issued, demand for the Company's higher margin base station products will be minimal. The FCC has announced that an auction for the remaining 220 MHz spectrum licenses will commence on May 19, 1998. The auction will be for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC.

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

Foreign sales typically account for approximately 6% of the Company's consolidated sales. In recent years, foreign sales have represented a smaller percentage of total sales because narrowband products are only sold domestically.

Products and Marketing

Land Mobile Communications -- The Company's narrowband land mobile radio system products have been type accepted by the FCC for use in the 220 MHz radio service. These products consist of hand held, mobile and base station components, utilizing narrowband technology in an enhanced form of single sideband that is ideal for the 5 KHz channel width used in the 220 MHz radio service, and were developed for sale to business users of private land mobile radio services. The narrowband technology helps solve the problem of frequency congestion by allowing five narrowband channels to be operated within the same spectrum as would presently be utilized by one 25 KHz FM channel.

Marine Communications -- The SEA marine communications products are high performance radios used on commercial vessels, fishing vessels and yachts over 40 feet in length. The product line currently consists of 28 products with suggested list prices between $765 and $40,000. The SEA products include HF/SSB and VHF/FM radios, Satcom C, Weather fax, Emergency distress radio beacons (EPIRBS), Search and rescue transponders (SARTS) and Global Maritime Distress and Safety Systems (GMDSS).

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

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended January 3, 1998 and the comparable quarter in the prior fiscal year.


           Sales                                                    Gross Profit
---------------------------                                  --------------------------
 January 3,    December 28,                                  January 3,    December 28,
   1998            1996                                         1998           1996
---------------------------------------------------------------------------------------

$   715,840    $ 1,192,317     Land Mobile Communications    $ (55,324)    $   308,932
  1,859,875      1,301,465     Marine Communications           779,266         556,463
    516,009        329,295     Marine Instrumentation          227,695         158,081
--------------------------------------------------------------------------------------
$ 3,091,724    $ 2,823,077     Total                         $ 951,637     $ 1,023,476
--------------------------------------------------------------------------------------

Sales order backlogs at January 3, 1998 were as follows: Land Mobile Communications $154,000, Marine Communications $481,000 and Marine Instrumentation $11,000.


  Income and Expense Items                                          Percentage
as a Percentage of Net Sales                                    Increase (Decrease)
----------------------------                                    -------------------
                                                                  1997      1996
 January 3,    December 28,                                        to        to
    1998           1996                                           1998      1997
 ----------    ------------    -----------------------------      -----     -----

    100%           100%        Net sales                            10       (29)
     69             64         Cost of products sold                19       (16)
     31             36         Gross profit                         (7)      (45)
     46             46         Operating expenses                    9        (6)
    (15)           (10)        Operating income (loss)              69      (153)
     (5)            (4)        Other expense                        44       877
    (20)           (14)        Income (loss) before taxes           62      (180)
     --             (5)        Provision (benefit) for taxes      (100)     (177)
    (20%)           (9%)       Net income (loss)                   144      (182)

Net sales increased by $268,647 or 10% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $476,477 or 40% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $558,410 or 43%. Net sales of the Company's marine instrumentation systems increased by $186,714 or 57% compared to the same quarter in the prior fiscal year.

Sales of marine communications and marine instrumentation products continued to contribute to the Company's overall performance and were consistent with management's expectations. Land mobile revenues are comprised almost entirely of mobile radio products and will continue to be so until new licenses are auctioned by the FCC. The FCC has announced that the auction will commence on May 19, 1998.

Gross profit was $951,637 (31% of net sales), as compared to $1,023,476 (36% of net sales) in the prior year, a decrease of $71,839 or 7%. The gross profit on land mobile products was ($55,324) (-8% of such sales), as compared to $308,932 (26% of such sales) in the prior year, a decrease of $364,256 or 118%. The gross profit on marine communications systems was $779,266 (42% of such sales), as compared to $556,463 (43% of such sales) in the prior year, an increase of $222,803 or 40%. The gross profit on marine instrumentation systems was $227,695 (44% of such sales), as compared to $158,081 (48% of such sales) in the prior year, an increase of $69,614 or 44%. The decrease in overall gross profit margin was due to low margin on the Company's land mobile radio products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. The market for communications products is very competitive and pressure on selling prices for mobile radios is expected to continue. Profit margins on marine communication and marine instrumentation products vary according to product sales mix and are mostly comparable to the prior year. The Company continues to introduce new marine products and expects that sales will continue the growth started in fiscal 1997.

Operating expenses were $1,425,043 (46% of net sales), as compared to $1,304,050 (46% of net sales) last year, an increase of $120,993 or 9%. Engineering expenses increased as a result of higher wage expenses and the increased use of engineering consultants. Administrative expenses were higher as a result of increased wage expenses and professional fees.

Interest expense increased as a result of new borrowings in the form of Subordinated Short Term Notes, and the annual interest rate increase on the Subordinated Convertible Debentures.

Other income, net, was higher in fiscal 1997 because of gain on the sale of assets.

On January 3, 1998, the Company's principal sources of liquidity consisted of $341,909 in cash and equivalents, $775,000 in the unused portion of bank working capital credit line (of which only an additional $91,000 was available with the current accounts receivable and inventory borrowing base), and $55,000 available under a subordinated bank line from an officer of the Company. Based on its current operating plans, the Company believes its cash flow from operations, available bank lines of credit and other committed financing sources are sufficient to meet its working capital and other capital requirements at least through October 3, 1998. In order to redeem its obligations as scheduled in 1999, and meet its operating and capital requirements into fiscal 1999, the Company will require additional funding. The Company is considering various sources of funding including additional private or publicly placed debt or equity, mergers, or the sale of assets. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Items 2,3,4 and 5

There were no reportable events or matters under these captions during the quarter ended January 3, 1998.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

 4 Debenture Purchase Agreement with exhibits, incorporated by reference to Annual Report on Form10-K for the Fiscal Year Ended September 30, 1995.

 4.1 Subordinated Notes Agreement with exhibits, incorporated by reference to Annual Report on Form10-K for the Fiscal Year Ended September 27, 1997.

 4.2 Terms for Amendment of December 19, 1995 Debenture Agreement, incorporated by reference to Annual Report on Form10-K for the Fiscal Year Ended September 27, 1997.

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

27      Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter ended January 3, 1998.

        Form 8-K dated December 11, 1997.  Resignation of a director.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Datamarine International, Inc.
                                                (Registrant)



Date:  February 20, 1998                 /s/ JAN KALLSHIAN
       -----------------                 ---------------------------------
                                             Jan Kallshian
                                             Chief Financial Officer