Form 10-Q
period 1998-04-04
DATAMARINE INTERNATIONAL INC
filed 1998-05-26
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 4, 1998 Commission File Number 0-8936

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

                Class                       Outstanding at April 4, 1998
     Common Stock, .01 Par Value                      1,329,912


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                  Three Months Ended           Six Months Ended
                                -----------------------    ------------------------
                                 April 4,    March 29,      April 4,     March 29,
                                   1998        1997           1998         1997
                                ----------   ----------    -----------   ----------

Net sales                       $3,004,467   $3,386,079    $ 6,096,191   $6,209,156

Cost of products sold            1,983,495    2,413,345      4,123,582    4,212,946
                                ---------------------------------------------------

Gross profit                     1,020,972      972,734      1,972,609    1,996,210

Operating expenses:
  Research and development         342,792      335,962        712,663      640,740
  Selling                          585,409      617,464      1,313,279    1,279,106
  General and administrative       439,780      350,403        698,624      623,895
  Narrowband operations             70,430       63,330        138,888      127,468
                                ---------------------------------------------------
    Operating expenses           1,438,411    1,367,159      2,863,454    2,671,209
                                ---------------------------------------------------

Operating loss                    (417,439)    (394,425)      (890,845)    (674,999)

Interest expense                  (191,994)    (135,268)      (349,804)    (258,144)
Other income, net                   11,310        7,869         21,021       27,941
                                ---------------------------------------------------

Loss before income taxes          (598,123)    (521,824)    (1,219,628)    (905,202)

Benefit for income taxes                 -     (176,703)             -     (305,242)
                                ---------------------------------------------------

Net loss                        $ (598,123)  $ (345,121)   $(1,219,628)  $ (599,960)
                                ===================================================

Net loss per share, basic       $    (0.45)  $    (0.26)   $     (0.92)  $    (0.46)
Net loss per share, diluted     $    (0.45)  $    (0.26)   $     (0.92)  $    (0.46)

Average shares outstanding,
 basic and diluted               1,329,912    1,309,800      1,325,634    1,309,746


 The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                          April 4,      September 27,
                                                                            1998            1997
                                                                         -----------    -------------

                               ASSETS
Current assets:
  Cash and cash equivalents                                              $   281,839     $   532,896
  Accounts receivable, net of allowance of $92,870 and
   $234,973, respectively                                                  2,011,756       2,030,641
  Inventories                                                              5,071,149       4,867,708
  Prepaid expenses and other current assets                                  123,335         243,081
                                                                         ---------------------------
    Total current assets                                                   7,488,079       7,674,326

Property, plant and equipment                                              5,069,989       5,032,823
  Less accumulated depreciation                                            3,257,190       3,062,703
                                                                         ---------------------------
    Property, plant and equipment, net                                     1,812,799       1,970,120

Other assets, net                                                            457,885         495,476
                                                                         ---------------------------
    Total assets                                                         $ 9,758,763     $10,139,922
                                                                         ===========================

                LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable to bank                                                  $ 1,224,561     $ 1,367,561
  Notes payable to related parties and others                                994,697         850,887
  Accounts payable                                                         1,226,372         556,416
  Accrued expenses                                                         1,660,931       1,517,243
  Current maturities of long-term debt and capital lease obligations       1,805,934         133,286
                                                                         ---------------------------
    Total current liabilities                                              6,912,495       4,425,393

Long-term debt and capital lease obligations, less current maturities        141,947       1,815,693
                                                                         ---------------------------

    Total liabilities                                                      7,054,442       6,241,086
                                                                         ---------------------------

Redeemable preferred stock, $1 par value; none issued                              -               -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred stock; none issued                               -               -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares; 1,329,912 and 1,320,473
   shares issued and outstanding, respectively                                13,299          13,205
  Capital in excess of par value                                           3,830,027       3,815,415
  Unearned compensation                                                      (42,645)        (53,052)
  Retained earnings (accumulated deficit)                                 (1,096,360)        123,268
                                                                         ---------------------------
      Total stockholders' equity                                           2,704,321       3,898,836
                                                                         ---------------------------
    Total liabilities and stockholders' equity                           $ 9,758,763     $10,139,922
                                                                         ===========================


 The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six Months Ended
                                                                -------------------------
                                                                 April 4,       March 29,
                                                                   1998           1997
                                                                 --------       ---------

OPERATING ACTIVITIES
  Net loss                                                      $(1,219,628)    $(599,960)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                                   214,483       216,707
    Gain on asset dispositions                                      (10,790)            -
    Amortization of debenture discount and issue costs              127,777        67,750
    Provision for losses on accounts receivable                      32,008        32,797
    Employee investment plan expense                                 10,092        12,832
    Amortization of unearned compensation                            10,407         5,771
    Benefit of deferred income taxes                                      -      (305,242)
    Changes in operating assets and liabilities:
    Accounts receivable                                             (13,123)      375,610
    Inventories, prepaid expenses and other current assets          (83,695)      155,363
    Accounts payable and accrued expenses                           824,434       (86,799)
                                                                -------------------------
  Net cash used in operating activities                            (108,035)     (125,171)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                             (1,225)      (88,665)
    Other                                                            (6,883)      (14,161)
                                                                -------------------------
  Net cash used in investing activities                              (8,108)     (102,826)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                  4,614         3,199
  Proceeds from notes payable to related parties and others         100,000             -
  Principal payments on note payable to bank, capital lease
   obligations and long-term debt                                  (239,528)      (89,988)
                                                                -------------------------
  Net cash used in financing activities                            (134,914)      (86,789)

  Decrease in cash and cash equivalents during period              (251,057)     (314,786)
  Cash and cash equivalents at beginning of period                  532,896       330,076
                                                                -------------------------

  Cash and cash equivalents at end of period                    $   281,839     $  15,290
                                                                =========================

  Supplementary Cash Flow Information
    Interest paid                                               $    89,152     $  54,579
    Capital lease obligations incurred to acquire equipment          35,941             -


 The accompanying notes are an integral part of these financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the quarter ended April 4, 1998 the Company had total revenue of $3,004,467 which was less than the $3,100,000 minimum required by the financial covenants of the Company's bank loan agreement. The Company has requested a waiver of the minimum revenue requirement for the quarter, and based on discussions with representatives of the bank, expects to receive a waiver of the minimum revenue requirement for the quarter ended April 4, 1998. However, until any such waiver is obtained there can be no assurance that such a waiver will be received. In the absence of a waiver, the bank could declare the note immediately due and payable which would severely limit the Company's cash and working capital, and likely prevent the Company from being able to fund current operating expenses. The Company does not currently have available funds to repay the note if payment is demanded.
The same loan agreement requires minimum revenue of $4,000,000 for the quarter ending July 4, 1998, a requirement that the Company does not expect to meet. The Company and the bank are currently involved in discussions to modify this and other terms of the loan agreement.


2.    Inventory Components:

Inventories consisted of the following at:

                         April 4, 1998    September 27, 1997
                         -----------------------------------

      Finished Goods      $1,779,359          $1,797,292
      Work-In-Process        268,043             178,948
      Raw Material         3,023,747           2,891,468
                          ------------------------------
                          $5,071,149          $4,867,708
                          ------------------------------

3.    Income Taxes:

Based on the loss incurred in fiscal 1997 and management's expectation that the Company will incur a loss for fiscal 1998, a valuation allowance equal to 100% of the Company's net deferred tax asset has been established as of September 27, 1997 and April 4, 1998.

4.    Earnings Per Share:

Earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects adjustments for the assumed exercise of outstanding stock options and other potential issuances to the extent these have a dilutive effect on the computation.

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

7.    Prior Period Adjustment:

Amounts reported herein for the quarter and six month period ended March 29, 1997 are after restatement to correct an error in the value of work-in-process inventory as originally reported. The effect of such restatement was to increase net loss and decrease retained earnings by $88,942, or $.06 per share for the quarter ended March 29, 1997 and $151,403 or $.12 per share for the six months ended March 29, 1997.

8.    Legal Proceedings:

On December 12, 1996 the Company filed a collection action against one of its customers for accounts totaling approximately $132,000. On December 23, 1996 the same customer filed suit against the Company alleging breach of certain express and implied warranty and contractual obligations, and negligent representation with respect to sales of the Company's narrowband products. The suit originally sought $6,000,000 - $9,000,000 in damages and unspecified amounts for interest and other costs. The suit was settled in April 1998 with both parties agreeing to drop their claims. The total cost of the settlement was accrued in the quarter ended April 4, 1998 as a charge to administrative expense.

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

Datamarine International, Inc. was incorporated in Massachusetts on April 23, 1969. All of the Company's product development, manufacturing facilities and marketing activities are based at its Mountlake Terrace, Washington location. The Company has sales and service facilities on the East and West coasts of the United States and in Sydney, Australia. Marine communication products, branded SEA, and marine instrumentation products, branded Datamarine, are sold worldwide through approximately 500 dealers in the United States and approximately 20 foreign countries.

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

As of September 30, 1996 ownership of licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. Until such time as new licenses are issued, demand for the Company's higher margin base station products will be minimal. The FCC recently announced a delay of the previously announced May 19, 1998 auction for the remaining 220 MHz spectrum licenses, and no new auction date has been set. The auction will be for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC and no new auction date has been set. The delay in auctioning spectrum licenses negatively impacts the Company's land mobile sales, total gross profit and cash flow.

During fiscal 1995 Narrowband Network Systems, Inc. ("NNS") was incorporated in the state of Washington as a subsidiary of SEA, and SEA owns 97.5% of NNS's outstanding stock. NNS was formed to participate in the business of providing SMR services. NNS has entered into both "Management Agreements" and "Operator Agreements" with the holders of 220 MHz licenses granted by the FCC related to SMR services in approximately 47 market areas across the United States. Management Agreements require NNS to construct, develop and operate SMR systems in certain markets. Operator Agreements require NNS to provide licenses, system facilities and "SMR Operators" in certain markets. The Management Agreements typically allow NNS to acquire the license holder's interest in exchange for a percentage of gross receipts from the system and a percentage of any profit realized by NNS upon the system's ultimate disposition. The Operator Agreements typically give NNS a contractual percentage of system revenue based on the level of support provided to each system. The Company has met all regulatory build-out requirements related to its licenses. Because NNS commenced only limited operations at the end of 1995, revenues have been immaterial since inception.

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

Marine Communications -- The SEA marine communications products are high performance radios used on commercial vessels, fishing vessels and yachts over 40 feet in length. The product line currently consists of 28 products with suggested list prices between $765 and $40,000. The SEA products include HF/SSB and VHF/FM radios, Satcom C, Weather fax, Search and rescue transponders (SARTS) and Global Maritime Distress and Safety Systems (GMDSS).

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

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended April 4, 1998 and the comparable quarter in the prior fiscal year.

         Sales                                                   Gross Profit
------------------------                                    -----------------------
 April 4,     March 29,                                      April 4,     March 29,
   1998         1997                                           1998         1997
-----------------------------------------------------------------------------------

$  724,144    $1,479,378     Land Mobile Communications     $   80,885    $244,740
 1,678,165     1,292,250       Marine Communications           686,993     532,008
   602,158       614,451       Marine Instrumentation          253,094     195,986
----------------------------------------------------------------------------------
$3,004,467    $3,386,079               Total                $1,020,972    $972,734
----------------------------------------------------------------------------------


Sales order backlogs at April 4, 1998 were as follows: Land Mobile Communications $149,000, Marine Communications $410,000 and Marine Instrumentation $27,000.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the prior year.

  Income and Expense Items                                  Percentage
as a Percentage of Net Sales                            Increase (Decrease)
----------------------------                            -------------------
                                                           1997     1996
   April 4,    March 29,                                    to       to
     1998        1997                                      1998     1997
--------------------------------------------------------------------------

     100%        100%              Net sales                (11)     (15)
      66          71         Cost of products sold          (18)       3
      34          29              Gross profit                5      (40)
      48          40           Operating expenses             5       (2)
     (14)        (11)            Operating loss               6     (250)
      (6)         (4)           Interest expense             42      187
     (20)        (15)          Loss before taxes             15     (442)
       -          (5)       Benefit for income taxes       (100)    (402)
     (20%)       (10%)              Net loss                 73     (468)


Net sales decreased by $381,612 or 11% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $755,234 or 51% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $385,915 or 30%. Net sales of the Company's marine instrumentation systems decreased by $12,293 or 2% compared to the same quarter in the prior fiscal year.

Sales of marine communications and marine instrumentation products continued to contribute to the Company's performance. Marine communications sales outperformed management's estimates and marine instrument sales were lower than management's estimates. Overall, the marine segment continued to improve. Land mobile revenues were comprised almost entirely of mobile radio products and will continue to be so until new licenses are auctioned by the FCC. The FCC announced that the auction would commence on May 19, 1998, then later delayed the auction until a still to be announced date.
The lack of an auction date continues to make it extremely difficult for the Company to plan and promote its land mobile products.

Gross profit was $1,020,972 (34% of net sales), as compared to $972,734 (29% of net sales) in the prior year, an increase of $48,238 or 5%. The gross profit on land mobile products was $80,885 (11% of such sales), as compared to $244,740 (17% of such sales) in the prior year, a decrease of $163,855 or 67%. The gross profit on marine communications systems was $686,993 (41% of such sales), as compared to $532,008 (41% of such sales) in the prior year, an increase of $154,985 or 29%. The gross profit on marine instrumentation systems was $253,094 (42% of such sales), as compared to $195,986 (32% of such sales) in the prior year, an increase of $57,108 or 29%. The increase in overall gross profit margin was due to a greater portion of the Company's revenues coming from marine products as compared to lower margin land mobile radio products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. The market for communications products is very competitive and downward pressure on selling prices for mobile radios is expected to continue. Profit margins on marine communication and marine instrumentation products vary according to product sales mix and are mostly comparable to the prior year. The improvement in gross margin on instrumentation products was due to slightly higher selling prices for some products. The Company expects marine products sales will continue the growth started in fiscal 1997.

Operating expenses were $1,438,411 (48% of net sales), as compared to $1,367,159 (40% of net sales) last year, an increase of $71,252 or 5%. Engineering expenses were comparable to the prior year as a result of increased consulting expenses being offset by lower salary and consumable supplies. Total selling expenses decreased due to a reduction in advertising expense as a result claims for co-op advertising being lower than previously estimated. The lower advertising expense was partially offset by higher commission expense and fees related to type acceptance certifications of marine products. Commission expense was higher in 1998 because commission rates on certain products were temporarily lowered during part of fiscal 1997. Administrative expenses were higher as a result of increased professional fees and the settlement costs incurred in connection with the matter discussed in Note 8. These increases were partially offset by a reduction in previously accrued profit sharing because the Company failed to meet the required performance criteria. Narrowband operating expenses increased due to higher site rental costs.

Interest expense increased $56,726 as a result of new borrowings during 1997 and the first quarter of 1998 in the form of Subordinated Short Term Notes, and the higher effective carrying value on both the Short Term Notes and the Subordinated Convertible Debentures. The maturity date of the Subordinated Convertible Debentures was changed from December 2000 to February 1999 which resulted in increased amortization of the related discount and debt issuance costs.

Other income, net was approximately the same as the comparable quarter in fiscal 1997.

Income taxes were zero for the quarter as compared to a benefit of $176,703 in the prior year. Based on the loss incurred in fiscal 1997 and management's expectation that the Company will incur a loss for fiscal 1998, a valuation allowance equal to 100% of the Company's net deferred tax asset has been established as of September 27, 1997 and April 4, 1998.


Liquidity and Capital Resources

On April 4, 1998, the Company's principal sources of liquidity consisted of approximately $282,000 in cash and equivalents, $775,000 in the unused portion of bank working capital credit line (of which only an additional $289,000 was available with the current accounts receivable and inventory borrowing base), and $55,000 available under a subordinated bank line from an officer of the Company. The Company continues to have operating losses and negative cash flow from operating activities. The Company's current operating plans include a strategy for reducing expenses and certain cash payments in order to decrease the net cash used. Based on these operating plans, the Company believes its cash flow from operations, available bank lines of credit and other committed financing sources are sufficient to meet its working capital and other capital requirements at least through October 3, 1998. In order to redeem its obligations as scheduled in 1999, and meet its operating and capital requirements into fiscal 1999, the Company will require additional funding. The Company is considering various sources of funding including additional private or publicly placed debt or equity, mergers, or the sale of assets. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.

For the quarter ended April 4, 1998 the Company had total revenue of $3,004,467 which was less than the $3,100,000 minimum required by the financial covenants of the Company's bank loan agreement. The Company has requested a waiver of the minimum revenue requirement for the quarter, and based on discussions with representatives of the bank, expects to receive a waiver of the minimum revenue requirement for the quarter ended April 4, 1998. However, until any such waiver is obtained there can be no assurance that such a waiver will be received. In the absence of a waiver, the bank could declare the note immediately due and payable which would severely limit the Company's cash and working capital, and likely prevent the Company from being able to fund current operating expenses. The Company does not currently have available funds to repay the note if payment is demanded.
The same loan agreement requires minimum revenue of $4,000,000 for the quarter ending July 4, 1998, a requirement that the Company does not expect to meet. The Company and the bank are currently involved in discussions to modify this and other terms of the loan agreement.

Other

In April 1998 the Company announced it has agreed in principle to merge its NNS subsidiary into a new entity with three other unrelated mobile communications companies. The merger is subject to, among other things, documentation, due diligence, funding of the new entity, and approval by the Company's Board of Directors and lenders. Any gain or loss that may be recognized on the transaction cannot be determined until an agreement is finalized.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 12, 1996 the Company filed a collection action against one of its customers for accounts totaling approximately $132,000. On December 23, 1996 the same customer filed suit against the Company alleging breach of certain express and implied warranty and contractual obligations, and negligent representation with respect to sales of the Company's narrowband products. The suit originally sought $6,000,000 - $9,000,000 in damages and unspecified amounts for interest and other costs. The suit was settled in April 1998 with both parties agreeing to drop their claims. The total cost of the settlement was accrued in the quarter ended April 4, 1998 as a charge to administrative expense.

Items 2, 3 and 4

There were no reportable events or matters under these captions during the quarter ended April 4, 1998.

Item 5.  Other Information

The Company's common stock is currently listed on the Nasdaq SmallCap Market via an exception from the net tangible assets requirement. The exception was granted through June 30, 1998 by which time the Company is required to evidence a minimum of $4,500,000 in net tangible assets. The Company is pursuing sources of additional equity in order to meet the requirements, however, there can be no assurance that it will do so. If at some future date the Company's securities should cease to be listed on the Nasdaq SmallCap Market, they may continue to be listed on the OTC-Bulletin Board.

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

27  Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter ended April 4, 1998.
            Form 8-K dated January 15, 1998. Delayed filing of 10-K and issues related to Subordinated Convertible Debenture.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                                (Registrant)



Date:  May 11, 1998                    /s/  JAN KALLSHIAN
       ------------                    -----------------------------
                                            Jan Kallshian
                                            Chief Financial Officer