Form 10-Q
period 1998-07-04
DATAMARINE INTERNATIONAL INC
filed 1998-08-18
CIK 27075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 4, 1998    Commission File Number 0-8936

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

                             Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                              Outstanding at July 4, 1998
      Common Stock, .01 Par Value                           1,332,768


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Three Months Ended            Nine Months Ended
                                                 --------------------------    --------------------------
                                                   July 4,        June 28,       July 4,        June 28,
                                                    1998           1997           1998           1997
                                                 -----------    -----------    -----------    -----------

Net sales                                        $ 3,067,707    $ 2,981,853    $ 9,163,898    $ 9,191,009

Cost of products sold                              2,035,863      1,941,525      6,159,445      6,154,471
                                                 --------------------------------------------------------

Gross profit                                       1,031,844      1,040,328      3,004,453      3,036,538

Operating expenses:
  Research and development                           347,641        339,138      1,060,304        979,878
  Selling                                            637,452        603,406      1,899,433      1,882,512
  General and administrative                         388,006        280,871      1,137,928        904,766
  Narrowband operations                               68,242         69,749        207,130        197,217
                                                 --------------------------------------------------------
      Operating expenses                           1,441,341      1,293,164      4,304,795      3,964,373
                                                 --------------------------------------------------------

Operating loss                                      (409,497)      (252,836)    (1,300,342)      (927,835)

Interest expense                                    (241,991)      (134,944)      (591,795)      (393,088)
Other income, net                                     11,676         37,217         32,697         65,158
                                                 --------------------------------------------------------
Loss before income taxes                            (639,812)      (350,563)    (1,859,440)    (1,255,765)

Benefit for income taxes                                  --       (119,199)            --       (424,441)
                                                 --------------------------------------------------------

Net loss                                         $  (639,812)   $  (231,364)   $(1,859,440)   $  (831,324)
                                                 ========================================================

Net loss per share, basic                        $     (0.48)   $     (0.18)   $     (1.40)   $     (0.63)
Net loss per share, diluted                      $     (0.48)   $     (0.18)   $     (1.40)   $     (0.63)

Average shares outstanding, basic and diluted      1,330,671      1,314,790      1,327,271      1,311,427


  The accompanying notes are an integral part of these financial statements.


                DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                    July 4,       September 27,
                                                                     1998             1997
                                                                  -----------     -------------

ASSETS
Current assets:
  Cash and cash equivalents                                       $   275,787     $    532,896
  Accounts receivable, net of allowance of $96,976 and
   $234,973, respectively                                           1,741,622        2,030,641
  Inventories                                                       5,197,480        4,867,708
  Prepaid expenses and other current assets                           157,211          243,081
                                                                  ----------------------------
      Total current assets                                          7,372,100        7,674,326

Property, plant and equipment                                       5,069,989        5,032,823
  Less accumulated depreciation                                     3,355,882        3,062,703
                                                                  ----------------------------
      Property, plant and equipment, net                            1,714,107        1,970,120

Other assets, net                                                     499,899          495,476
                                                                  ----------------------------

      Total assets                                                $ 9,586,106     $ 10,139,922
                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Note payable to bank                                            $ 1,424,561     $  1,367,561
  Notes payable to related parties and others                         994,697          850,887
  Accounts payable                                                  1,276,737          556,416
  Accrued expenses                                                  1,721,947        1,517,243
  Current maturities of long-term debt and capital lease
   obligations                                                      1,858,447          133,286
                                                                  ----------------------------
      Total current liabilities                                     7,276,389        4,425,393

Long-term debt and capital lease obligations, less current
 maturities                                                           125,869        1,815,693
                                                                  ----------------------------

      Total liabilities                                             7,402,258        6,241,086
                                                                  ----------------------------

Redeemable preferred stock, $1 par value; none issued                      --               --

Stockholders' equity:
  Convertible preferred stock, $1 par value, Authorized
   1,000,000 shares; including redeemable preferred stock;
   none issued                                                             --               --
  Common stock, $.01 par value, Authorized 3,000,000 shares;
   1,332,768 and 1,320,473 shares issued and outstanding,
   respectively                                                        13,328           13,205
  Capital in excess of par value                                    3,941,087        3,815,415
  Unearned compensation                                               (34,395)         (53,052)
  Retained earnings (accumulated deficit)                          (1,736,172)         123,268
                                                                  ----------------------------
      Total stockholders' equity                                    2,183,848        3,898,836
                                                                  ----------------------------

      Total liabilities and stockholders' equity                  $ 9,586,106     $ 10,139,922
                                                                  ============================


  The accompanying notes are an integral part of these financial statements.


                DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Nine Months Ended
                                                                        ------------------------------
                                                                           July 4,          June 28,
                                                                            1998             1997
                                                                        -------------    -------------

OPERATING ACTIVITIES
  Net loss                                                              $ (1,859,440)    $   (831,324)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                            323,273          324,845
    Gain on asset dispositions                                               (16,185)              --
    Amortization of debenture discount and issue costs                       223,140           88,127
    Provision for losses on accounts receivable                               47,944           48,111
    Employee investment plan expense                                          21,071           36,287
    Amortization of unearned compensation                                     18,657           11,990
    Benefit of deferred income taxes                                              --         (424,441)
    Changes in operating assets and liabilities:
      Accounts receivable                                                    241,075          704,957
      Inventories, prepaid expenses and other current assets                (243,902)         246,984
      Accounts payable and accrued expenses                                  941,210         (233,047)
                                                                        -----------------------------
        Net cash used in operating activities                               (303,157)         (27,511)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                                      (1,225)        (135,524)
  Other                                                                       10,704          (31,463)
                                                                        -----------------------------
        Net cash provided by (used in) investing activities                    9,479         (166,987)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                           7,224           18,247
  Proceeds from notes payable to related parties and others                  100,000               --
  Proceeds from bank and other borrowings                                    200,000               --
  Principal payments on note payable to bank, capital lease
   obligations and long-term debt                                           (270,655)        (135,446)
                                                                        -----------------------------
        Net cash provided by (used in) financing activities                   36,569         (117,019)

Decrease in cash and cash equivalents during period                         (257,109)        (311,517)
Cash and cash equivalents at beginning of period                             532,896          330,076
                                                                        -----------------------------

Cash and cash equivalents at end of period                              $    275,787     $     18,559
                                                                        =============================

Supplementary Cash Flow Information
  Interest paid                                                         $    128,880     $     67,843
  Capital lease obligations incurred to acquire equipment                     35,941           26,271


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

For the quarter ended July 4, 1998 the Company had total revenue of $3,067,707 which was less than the $4,000,000 minimum required by the financial covenants of the Company's bank loan agreement. In addition, as of July 4, 1998 the Company had overdrawn its bank line by approximately $135,000. The bank has not waived either the covenant violations or the over advance. Based on discussions with the bank the Company must bring the loan into compliance by eliminating the over advance and modifying the collateral reporting requirements by August 31, 1998. The Company expects that it will meet the banks requirements but there can be no assurance that it will do so. In the absence of a waiver, or if the Company fails to meet the August 31st requirements, the bank could declare the note immediately due and payable which would severely limit the Company's cash and working capital, and likely prevent the Company from being able to fund current operating expenses. The Company does not currently have available funds to repay the note if payment is demanded. The Company is currently negotiating a new bank loan agreement with a different lender in order to obtain additional working capital.


2.    Inventory Components:

Inventories consisted of the following at:

                                   July 4, 1998     September 27, 1997
                                   ------------     ------------------

            Finished Goods          $2,007,297          $1,797,292
            Work-In-Process            172,591             178,948
            Raw Material             3,017,592           2,891,468
                                    ------------------------------
                                    $5,197,480          $4,867,708
                                    ------------------------------


3.    Income Taxes:

Based on the loss incurred in fiscal 1997 and management's expectation that the Company will incur a loss for fiscal 1998, a valuation allowance equal to 100% of the Company's net deferred tax asset has been established as of July 4, 1998 and September 27, 1997.


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


6.    New Accounting Standards:

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), to simplify the existing computational guidelines and increase comparability on an international basis. The statement is effective for interim and annual reporting periods ending after December 15, 1997. This statement replaces "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement requires the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The Company adopted the provisions of this statement for the current fiscal year. However, because there was a net loss the statement did not effect EPS disclosure.

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

In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The statement will be effective for fiscal years beginning after June 15, 1999. Since the Company does not use derivative instruments management does not expect the statement to have any effect on its consolidated financial position or results of operations.


7.    Prior Period Adjustment:

Amounts reported herein for the quarter and nine month period ended June 28, 1997 are after restatement to correct an error in the value of work-in-process inventory as originally reported. The effect of such restatement was to increase net loss and decrease retained earnings by $72,660 or $.06 per share for the quarter ended June 28, 1997 and $224,063 or $.17 per share for the nine months ended June 28, 1997.


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

As of September 30, 1996 ownership of licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. Until such time as new licenses are issued, demand for the Company's higher margin base station products will be minimal. The FCC has announced that an auction of the remaining 220 MHz spectrum licenses will commence September 15, 1998. The auction will be for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC.

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


Results of Operations

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended July 4, 1998 and the comparable quarter in the prior fiscal year.

          Sales                                                   Gross Profit
 ------------------------                                  -------------------------
   July 4,      June 28,                                     July 4,       June 28,
    1998          1997                                        1998           1997
 ----------    ----------                                  ----------     ----------

 $  695,731    $  863,072    Land Mobile Communications    $   64,017     $  160,387
  1,699,754     1,402,041    Marine Communications            689,985        650,507
    672,222       716,740    Marine Instrumentation           277,842        229,434
 ------------------------                                  -------------------------
 $3,067,707    $2,981,853       Total                      $1,031,844     $1,040,328
 ------------------------                                  -------------------------

Sales order backlogs at July 4, 1998 were as follows: Land Mobile
Communications $217,000, Marine Communications $511,000 and Marine Instrumentation $25,000.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.


Income and Expense Items as                                     Percentage
 a Percentage of Net Sales                                 Increase (Decrease)
---------------------------                                -------------------
                                                             1997      1996
    July 4,    June 28,                                       to        to
     1998       1997                                         1998      1997
    -------    --------                                      -----     -----

     100%        100%         Net sales                         3       (32)
      66          65          Cost of products sold             5       (26)
      34          35          Gross profit                     (1)      (41)
      47          43          Operating expenses               11        (7)
     (13)         (8)         Operating loss                   62      (167)
      (8)         (5)         Interest expense                 79        19
     (21)        (12)         Loss before taxes                83      (216)
      --          (4)         Benefit for income taxes       (100)     (201)
     (21%)        (8%)        Net loss                        177      (226)

Net sales increased by $85,854 or 3% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $167,341 or 19% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $297,713 or 21%. Net sales of the Company's marine instrumentation systems decreased by $44,518 or 6% compared to the same quarter in the prior fiscal year.

Sales of marine communications and marine instrumentation products continued to contribute to the Company's performance and are profitable on a product line basis. Marine communications sales outperformed management's estimates and marine instrument sales were lower than management's estimates. Overall, the marine segment continued to improve. Land mobile revenues were comprised almost entirely of mobile radio products and will continue to be so until new licenses are auctioned by the FCC. The FCC announced that the auction will commence on September 15, 1998 after which time the Company expects sales of land mobile products to increase.

Gross profit was $1,031,844 (34% of net sales), as compared to $1,040,328 (35% of net sales) in the prior year, a decrease of $8,484 or 1%. The gross profit on land mobile products was $64,017 (9% of such sales), as compared to $160,387 (19% of such sales) in the prior year, a decrease of $96,370 or 60%. The gross profit on marine communications systems was $689,985 (41% of such sales), as compared to $650,507 (46% of such sales) in the prior year, an increase of $39,478 or 6%. The gross profit on marine instrumentation systems was $277,842 (41% of such sales), as compared to $229,434 (32% of such sales) in the prior year, an increase of $48,408 or 21%. The overall gross profit margin was similar to the prior quarter as a result of gains in marine product margins being offset by lower margins in land mobile products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. The market for communications products is very competitive and downward pressure on selling prices for mobile radios is expected to continue. Management anticipates that land mobile gross margin will improve when shipments of base station products resume upon the completion of the upcoming FCC spectrum auction. The profit margins on marine communication and marine instrumentation products vary according to product sales mix. Margins for marine communications products are expected to remain about the same or improve slightly as the Company continues to ship GMDSS systems. Marine instrumentation margins are expected to remain about the same as the current quarter.

Operating expenses were $1,441,341 (47% of net sales), as compared to $1,293,164 (43% of net sales) last year, an increase of $148,177 or 11%. Engineering expenses were comparable to the prior year as a result of increased consumable supplies being offset by lower engineering consulting services. Total selling expenses increased 6%. Salaries, commissions and other direct selling expenses increased slightly while advertising expenses declined. Administrative expenses increased $107,135 or 38%. State tax expense was higher because last year's expense was reduced by a refund of previously paid taxes. Professional fees increased in connection with the litigation settled in the previous quarter and corporate insurance expense increased due to higher liability limits. Narrowband operating expenses were comparable to the same quarter in the prior fiscal year.

Interest expense increased $107,047 as a result of new borrowings during 1997 and the first quarter of 1998 in the form of Subordinated Short Term Notes, and the higher effective cost of both the Short Term Notes and the Subordinated Convertible Debentures. The maturity date of the Subordinated Convertible Debentures was changed from December 2000 to February 1999 which resulted in increased amortization of the related discount and debt issuance costs. During April 1998 the Company issued additional warrants to the holders of the Subordinated Short Term Notes in connection with extending the maturity date of those notes. The $97,500 value of the warrants is amortized to expense over the one year term of the extension.

Other income was lower than the comparable quarter because the Company received a refund from a vendor dispute in the prior year.

Income taxes were zero for the quarter as compared to a benefit of $119,199 in the prior year. Based on the loss incurred in fiscal 1997 and management's expectation that the Company will incur a loss for fiscal 1998, a valuation allowance equal to 100% of the Company's net deferred tax asset has been established as of July 4, 1998 and September 27, 1997.


Liquidity and Capital Resources

On July 4, 1998, the Company's principal sources of liquidity consisted of approximately $276,000 in cash and equivalents. The Company had drawn $1,424,561 on its $2,000,000 working capital bank line and there was no additional availability because the line was over advanced by $135,000. The Company continues to have operating losses and negative cash flow from operating activities. The Company's current operating plans include a strategy for reducing expenses and certain cash payments in order to decrease the net cash used. Based on these operating plans, the Company believes its cash flow from operations, available bank lines of credit and other committed financing sources are sufficient to meet its working capital and other capital requirements at least through October 3, 1998. In order to redeem its obligations as scheduled in 1999, and meet its operating and capital requirements into fiscal 1999, the Company will require additional funding. The Company is considering various sources of funding including additional private or publicly placed debt or equity, mergers, or the sale of assets. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.

For the quarter ended July 4, 1998 the Company had total revenue of $3,067,707 which was less than the $4,000,000 minimum required by the financial covenants of the Company's bank loan agreement. In addition, as of July 4, 1998 the Company had overdrawn its bank line by approximately $135,000. The bank has not waived either the covenant violations or the over advance. Based on discussions with the bank the Company must bring the loan into compliance by eliminating the over advance and modifying the collateral reporting requirements by August 31, 1998. The Company expects that it will meet the bank's requirements but there can be no assurance that it will do so. In the absence of a waiver, or if the Company fails to meet the August 31st requirements, the bank could declare the note immediately due and payable which would severely limit the Company's cash and working capital, and likely prevent the Company from being able to fund current operating expenses. The Company does not currently have available funds to repay the note if payment is demanded. The Company is currently negotiating a new bank loan agreement with a different lender in order to obtain additional working capital.


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

In June 1998 the Company announced that it had engaged the investment banking firm of Wedbush Morgan Securities in connection with the private placement of not less than $5,000,000 in equity. Proceeds of the placement will be used to retire the Company's subordinated debentures and increase working capital. The ultimate proceeds of such efforts, if any, and the closing date of such a transaction cannot be determined at this time.


                          PART II - OTHER INFORMATION

Items 1, 2, 3 and 4

There were no reportable events or matters under these captions during the quarter ended July 4, 1998.


Item 5. Other Information

The Company's common stock had been listed on the Nasdaq SmallCap Market via an exception from the net tangible assets requirement. Such exception expired June 30, 1998 and on July 8, 1998 the Company's shares began trading on the OTC-Bulletin Board under the symbol "DMAR".

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

27    Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter ended July 4, 1998. Form 8-K dated June 19, 1998. Engagement of Wedbush Morgan Securities in connection with equity private placement.


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                       (Registrant)



Date: August 18, 1998                  /s/ JAN KALLSHIAN
      -------------------              -------------------------------------
                                           Jan Kallshian
                                           Chief Financial Officer