Form 10-K
period 1998-10-03
DATAMARINE INTERNATIONAL INC
filed 1999-01-19
CIK 27075

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                  FORM 10-K

  X   Annual Report Pursuant to Section 13 or 15(d) of The Securities
 ---  Exchange Act of 1934

 For the fiscal year ended October 3, 1998.  Commission file number 0-8936.

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

                               Title of Class
                    Common Stock, with par value of $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 16, 1998 was approximately $2,463,000.

The number of shares of the Registrant's common stock outstanding as of December 16, 1998 was 1,527,364 shares.


The total number of pages in this Form 10-K is 47. See Index to Exhibits on page 38


PART  I

ITEM 1.  BUSINESS

Introduction

Datamarine International, Inc. and its subsidiaries ("we" or the "Company") manufacture radio communications and navigation instrumentation products. Presently, the Company's primary operations are in a single industry segment, namely electronics. The Company also owns and manages specialized mobile radio ("SMR") licenses in the 220 MHz radio service, although such operations to date have been immaterial.

Datamarine International, Inc. was incorporated in Massachusetts on April 23, 1969. All of the Company's product development and manufacturing facilities are at its Mountlake Terrace, Washington location. The Company has sales and service facilities on the East and West coasts of the United States and in Chatswood, NSW, Australia. Marine communication products, branded SEA, and marine instrumentation products, branded Datamarine, are sold worldwide through approximately 500 dealers in the United States and approximately 20 foreign countries.

Sales of narrowband communications products for the land mobile radio market are made through the Company's wholly-owned subsidiary, SEA, Inc. ("SEA"), to business users nationwide. SEA has developed and marketed narrowband radio equipment since 1984 and began selling its current line of narrowband equipment for use in the 220 MHz band in 1993. Sales to the land mobile radio market were 25% of consolidated sales in fiscal 1998 compared to 38% in 1997 and 58% in 1996.

On October 19,1992, the Federal Communications Commission ("FCC") conducted a lottery which led to the issuance of approximately 3,500 Phase I licenses for a new land mobile service in the 220-222 MHz band. The FCC adopted challenging technical parameters for the equipment to be used in the 220 MHz radio service. By establishing these parameters the FCC intended to encourage the development of new spectrum-efficient technologies for land mobile applications. This service is mandated to use narrowband technologies which will result in a fivefold increase in the number of communications channels as compared to conventional technologies. SEA was the first manufacturer to receive FCC type acceptance for 220 MHz radio equipment. SEA shipped its first 220 MHz radios in 1993.

As of September 30, 1996 ownership of Phase I licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. The Federal Communications Commission ("FCC") conducted an auction of Phase II licenses which commenced in September 1998 and concluded in October 1998. The auction was for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC. We expect that once the recently auctioned Phase II licenses are granted, demand for our higher margin 220 MHz base station products will increase.

During fiscal 1995 Narrowband Network Systems, Inc. ("NNS") was incorporated in the state of Washington as a subsidiary of SEA, and SEA owns 97.5% of NNS's outstanding stock. NNS was formed to participate in the business of providing SMR services. NNS has entered into both "Management Agreements" and "Operator Agreements" with the holders of 220 MHz licenses granted by the FCC related to SMR services in approximately 47 market areas across the United States. Management Agreements require NNS to construct, develop and operate SMR systems in certain markets. Operator Agreements require NNS to provide licenses, system facilities and "SMR Operators" in certain markets. The Management Agreements typically allow NNS to acquire the license holder's interest in exchange for a percentage of gross receipts from the system and a percentage of any profit realized by NNS upon the system's ultimate disposition. The Operator Agreements typically give NNS a contractual percentage of system revenue based on the level of support provided to each system. The Company has met all regulatory build-out requirements related to its licenses. Because NNS commenced only limited operations at the end of 1995, revenues and associated cash expenses have been immaterial since inception.

Foreign sales accounted for approximately 5% of our sales in fiscal 1998, 5% in fiscal 1997 and 6% in fiscal 1996. Since narrowband products are sold only domestically, foreign sales represent only marine revenues.

Products and Marketing

The composition of the Company's sales by product line was as follows:

                                  1998                     1997                     1996

Land mobile communications     $ 3,044,733      25%     $ 4,603,161      38%     $ 9,531,816      58%
Marine communications            7,005,615      57%       5,118,578      42%       5,011,520      30%
Marine instrumentation           2,332,203      19%       2,368,939      20%       2,046,666      12%
                               ---------------------------------------------------------------------
      Total                    $12,382,551     100%     $12,090,678     100%     $16,590,002     100%
                               =====================================================================


Land Mobile Communications - The Company's narrowband land mobile radio system products have been type accepted by the FCC for use in the 220 MHz radio service. These products consist of hand held, mobile and base station components, utilizing the narrowband technology, an enhanced form of single sideband that is ideal for the 5 KHz channel width used in the 220 MHz radio service, and were developed for sale to business users of private land mobile radio services. The narrowband technology helps solve the problem of frequency congestion by allowing five narrowband channels to be operated within the same spectrum as would presently be utilized by one 25 KHz FM channel.

Marine Communications - The SEA marine communications products are high performance radios used on commercial vessels, fishing vessels and ocean-going yachts. The product line currently consists of 28 products with suggested list prices between $765 and $40,000. The SEA products include HF/SSB and VHF/FM radios, Satcom C, Weather fax, Emergency distress radio beacons (EPIRBS), Search and rescue transponders (SARTS) and Global Maritime Distress and Safety Systems (GMDSS).

Marine Instrumentation - Marine instrumentation products are sold primarily to the recreational boating market. The products are well established in the marketplace with up-to-date instruments for each type of pleasure craft: small boats and yachts; sail and power; inshore and offshore. The Datamarine product line currently consists of 28 products sold under the DART, LINK, Corinthian and ChartLINK names, with suggested list prices between $400 and $3,900. The Datamarine products include depth sounders, knotmeters and water temperature instruments, wind speed and direction instruments, integrated instruments, and electronic chart plotters.

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

Sales order backlogs stood at $963,000 at October 3, 1998, compared to $985,000 at September 27, 1997. Of the total October 3, 1998 backlog, marine products represented $836,000 and land mobile products represented $127,000. The sales order backlog at December 16, 1998 was $1,043,000 for marine products and $227,000 for land mobile products.

Orders for the Global Maritime Distress and Safety Systems (GMDSS) product represented approximately 67% of the marine products backlog. Sales of certain types of GMDSS systems are expected to decline after the February 1, 1999 compliance deadline, though the deadline has already been extended in several countries.

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

Research and Development

We are committed to a continuing program of designing new products and improving the product designs presently in production. During fiscal 1998 we spent approximately $1,415,000 on research and development compared to $1,301,000 in 1997 and $1,235,000 in 1996. The Company has 15 full-time employees engaged in research and development activities.

Patents

The Company has two United States patents related to its radio products.
The Company views its patents as valuable assets, but believes that its position in the market is not dependent upon the protection offered thereby.

Employees

The Company had approximately 104 full-time employees on October 3, 1998. This compares to 106 on September 27, 1997 and 110 on September 28, 1996. The Company has no collective bargaining agreements and believes relations with its employees are good.

Environmental

The Company knows of no statutory requirements with respect to environmental quality which can be expected to have a material effect upon the Company's capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

The manufacturing and general administrative offices of the Company are located in a group of buildings totaling 37,000 square-feet in Mountlake Terrace, Washington, pursuant to a lease which expires in December 2001. During fiscal 1998 we relocated our marine instrumentation service facility to a 2,400 square foot building within the same city of Pocasset, Massachusetts. The facility is comprised of two buildings, one of which is owned and one of which is leased under a one year agreement expiring in May 1999. The sales and warehousing operation of a majority-owned subsidiary, Datamarine International Australia, PTY, LTD., is located in a leased 2,500 square-foot building in Chatsworth, New South Wales, Australia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended October 3, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock trades on the OTCBB under the symbol "DMAR". As of December 16, 1998, there were approximately 900 stockholders of record.

The accompanying table shows the range of trading prices for the past two years by fiscal quarter:

                           1st       2nd       3rd       4th

Fiscal 1998:     High     5         6-3/4     5-5/8     5-1/4
                 Low      3         2-7/8     4         3-1/4
Fiscal 1997:     High     9-3/4     9-3/4     8-1/4     7
                 Low      4-3/4     5-1/2     5-3/4     4-3/8


No dividends have been declared or paid by the Company. The Company currently intends to retain any earnings to fund the development and growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

All of the historical selected financial data set forth below has been derived from audited financial statements of the Company.

Income Statement Data for         October 3,     September 27,    September 28,    September 30,    October 1,
the Year Ended                       1998            1997             1996             1995            1994

Net sales                         $12,382,551     $12,090,678      $16,590,002      $14,786,658     $11,829,437
Cost of products sold               8,077,225       8,243,556        9,555,599        9,128,693       7,049,898
Operating expenses, excluding
 restructuring charge               5,659,482       5,370,323        5,627,499        5,584,954       5,159,848
Restructuring charge                        -               -                -          686,458               -
                                  -----------------------------------------------------------------------------
Operating income (loss)            (1,354,156)     (1,523,201)       1,406,904         (613,447)       (380,309)
                                  -----------------------------------------------------------------------------
Interest expense                      836,812         563,617          380,564          193,037          62,258
Other (income)                        (48,995)        (56,396)        (112,724)         (39,719)        (46,619)
Income tax expense (benefit)                -         737,909          388,083       (1,083,640)              -
                                  -----------------------------------------------------------------------------
Net income (loss)                 $(2,141,973)    $(2,768,331)     $   750,981      $   316,875     $  (395,948)
                                  =============================================================================

Basic income (loss) per share     $     (1.60)    $     (2.11)     $       .58      $       .23     $     (0.33)

Balance Sheet Data                October 3,     September 27,    September 28,    September 30,    October 1,
                                     1998            1997             1996             1995            1994

Total assets                      $ 9,534,099     $10,139,922      $12,649,846      $ 9,323,581     $ 7,862,611
Notes payable to bank               1,418,665       1,367,561        1,750,000        1,325,353         795,353
Notes payable to related
 parties and others                   744,697         850,887                -           30,000               -
Long-term debt, including
 current portion                    2,041,728       1,948,979        2,022,978          642,800         439,819
Stockholders' equity                2,208,991       3,898,836        6,536,934        5,198,391       4,331,293


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

Income and Expense Items                                                   Percentage
As a Percentage of Net Sales                                           Increase (Decrease)
----------------------------                                           -------------------
                                                                          1997     1996
                                                                           to       to
 1998      1997      1996                                                 1998     1997

 100 %     100 %     100 %       Net sales                                  2 %    (27)%
  65        68        58         Cost of products sold                     (2)     (14)
  35        32        42         Gross profit                              12      (45)
  11        11         7         Research and development                   9        5
  21        21        16         Selling                                    1       (5)
  12        10        10         General and administrative                13      (21)
   2         2         1         Narrowband operations                     (1)     101
  46        44        34         Operating expenses                         5       (5)
 (11)      (12)        9         Operating income (loss)                  (11)    n.m.
   7         5         2         Interest expense                          48       48
   -         -         -         Other (income), net                      (13)     (50)
 (17)      (17)        7         Income (loss) before income taxes          5     n.m.
   -         6         2         Income tax expense (benefit)            (100)      90
 (17)%     (23)%       5%        Net income (loss)                        (23)    n.m.

Fiscal 1998 compared to 1997

Net sales increased by $291,873 or 2%, to $12,382,551 for 1998 from $12,090,678 in 1997. Net sales of the Company's narrowband products decreased by $1,558,428, or 34%, to $3,044,733 for 1998 from $4,603,161 in
1997. Net sales of the Company's marine radio systems increased by $1,887,037, or 37%, to $7,005,615 for 1998 from $5,118,578 in 1997. Net sales of the Company's recreational marine instrumentation systems decreased by $36,736, or 2%, to $2,332,203 for 1998 from $2,368,939 in 1997.

Sales of narrowband products are greatly influenced by the regulatory environment, principally license and operating rules issued by the FCC. Sales of narrowband base station equipment declined sharply after the FCC build-out deadline of September 30, 1996. Although the Company cannot control, nor reliably predict which rules the FCC will issue and the effective dates thereof, the FCC conducted an auction of Phase II licenses in September 1998. Management expects that the FCC's issuance of new licenses will provide an opportunity for significant revenue growth in the narrowband product line. Management anticipates that persons obtaining licenses in the auction will purchase the base station repeater equipment needed to operate the radio service, followed by the purchase of mobile radios used by subscribers to the service. Sales of marine radio systems are expected to increase as the Company continues to introduce new products and obtains regulatory type acceptance of its marine radio products in the United States and foreign countries. Sales of marine instrumentation systems decreased slightly, due mostly to intense competition in the electronic chart products category. Marine instrumentation sales are expected to improve significantly in 1999 with the introduction of our newest color chart product.

Gross profit for 1998 was $4,305,326 (35% of net sales), as compared to $3,847,122 (32% of net sales) in 1997, an increase of $458,204 or 12%. The gross profit on narrowband products for 1998 was $473,657 (16% of such sales), as compared to $715,515 (16% of such sales) in 1997, a decrease of $241,858 or 34%. Margins on narrowband products fluctuate based on product mix, and are generally much higher on base station products than on mobile radios. The FCC build-out deadline caused base station revenues to decline sharply, so the majority of land mobile revenue in both 1998 and 1997 came from the sale of lower margin mobile radios. We expect that the recently completed auction of new 220 MHz licenses will increase demand for repeater systems. Increased demand for repeaters will increase land mobile sales and gross margin percentages. The gross profit on marine radio systems for 1998 was $2,845,604 (41% of such sales), as compared to $2,233,710 (44% of such sales), an increase of $611,894 or 27%. The overall gross margin percentage on marine communications products was slightly lower than the prior year due mostly to small changes in product mix and slightly lower prices on some models. Continued sales growth in newer Global Maritime Distress and Safety System (GMDSS) products and the Company's new all digital SEA model 235 radio product accounted for much of the total increase in gross margin. The gross profit on marine instrumentation systems for 1998 was $986,065 (42% of such sales), as compared to $897,897 (38% of such sales), an increase of $88,168 or 10%. Although sales of marine instrumentation products decreased slightly from 1997, gross margin increased due to a more favorable mix of products sold.

Operating expenses were $5,659,482 (46% of net sales) in 1998, as compared to $5,370,323 (44% of net sales), an increase of $289,159 or 5%. Total selling expenses increased $14,667 or 1%. Advertising expenses decreased approximately $124,000 or 25%, while commission and warranty expenses increased approximately $88,000 or 13%. The remaining balance of a prepaid royalty agreement was written off in 1998, increasing royalty expense by $37,000. Administrative expenses increased $164,385 or 13%. Administrative salary expense declined approximately 20% due to the elimination of profit sharing. Professional fees increased $85,000 or 37% compared to 1997.
Legal fees were higher due to costs associated with litigation settled during the year. The Company also incurred legal and accounting fees in connection with modifying the terms of the Subordinated Convertible Debenture. Corporate expenses increased 31%, primarily due to higher premiums from increased limits on directors and officers insurance.
Research and development expenses increased $113,119 or 9%. Engineering salaries, including outside engineering services and consultants, increased $85,000 or 10%. A majority of the outside engineering services related to co-development of a new electronic charting product introduced in 1998. Narrowband operating expenses of $273,985 were similar to the prior year.

Interest expense for 1998 was $836,812 as compared to $563,617 for 1997. Interest expense increased primarily as a result of higher loan balances on bank borrowings, additional subordinated debt, amortization of discount and issuance costs related to the convertible debenture and the amortization expenses connected to warrants granted in connection with the subordinated notes. Other income, net of $48,995 in 1998 was comparable to other income of $56,396 in 1997.

Income tax expense for 1998 was $0 compared to $737,909 in 1997. The entire 1997 income tax expense was attributable to an increase in the deferred tax valuation allowance.

The net loss for 1998 was $2,141,973 compared to a net loss of $2,768,331 in 1997. The net loss before income taxes was approximately 5% higher in 1998 than 1997.

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

Gross profit for 1997 was $3,847,122 (32% of net sales), as compared to $7,034,403 (42% of net sales) in 1996, a decrease of $3,187,281 or 45%. The gross profit on narrowband products for 1997 was $715,515 (16% of such sales), as compared to $3,718,826 (39% of such sales) in 1996, a decrease of $3,003,311 or 81%. Margins on narrowband products fluctuate based on product mix, and are generally much higher on base station products than on mobile radios. The FCC build-out deadline caused base station revenues to decline sharply, so the majority of land mobile revenue came from the sale of lower margin mobile radios. Until such time as new 220 MHz licenses are available, narrowband sales will continue to be comprised of a greater proportion of mobile radios rather than base stations, and thus will achieve a lower overall percentage margin than was achieved in 1996. The gross profit on marine radio systems for 1997 was $2,233,710 (44% of such sales), as compared to $2,221,079 (44% of such sales), an increase of $12,631 or 1%. The overall gross margin percentage on marine communications products was similar in 1997 and 1996. Slight declines in margins on established products were offset by continued sales growth in newer, higher margin, Global Maritime Distress and Safety System (GMDSS) products. The gross profit on marine instrumentation systems for 1997 was $897,897 (38% of such sales), as compared to $1,094,498 (53% of such sales), a decrease of $196,601 or 18%. Although sales of marine instrumentation products increased from 1996, gross margin was lower due to manufacturing costs increasing faster than selling prices, and a greater portion of sales coming from lower margin products.

Operating expenses were $5,370,323 (44% of net sales) in 1997, as compared to $5,627,499 (34% of net sales) in 1996, a decrease of $257,176 or 5%.
Selling expenses decreased $123,064 or 5%. Sales commissions declined approximately 32% due to decreased sales, while sales related salaries increased approximately 14%. Other selling expenses including warranty and promotional expenses also declined from 1996. Administrative expenses decreased $339,805 or 21%. Administrative salaries declined approximately 24% due to the elimination of profit sharing, and business tax expense decreased 68% due to a refund of previously paid taxes and new state tax credits. Research and development expenses increased $66,441 or 5%. Engineering related salaries increased approximately 12%, engineering consulting fees increased 47%, while consumable supplies and other engineering expenses declined approximately 39%. Narrowband operating expenses are comprised primarily of depreciation and amortization of 220 MHz equipment and related licensing costs, and site rental expenses. Narrowband expenses were higher in 1997 than 1996 due to an increase in depreciation expense of $76,415 and site rental expense of $84,388.

Interest expense for 1997 was $563,617 as compared to $380,564 for 1996. Interest expense increased primarily as a result of higher loan balances on bank borrowings, increases in bank borrowing rates, and interest, amortization of discount and issuance costs related to the convertible debenture. Other income and expense was net income of $56,396 in 1997 compared to a net income of $112,724 in 1996. Other expense increased due to NNS site rental expenses and a loss on the sale of the building by Nautical Realty A/S.

Income tax expense for 1997 was $737,909 compared to $388,083 in 1996. The entire 1997 income tax expense was attributable to an increase in the deferred tax valuation allowance.

Net loss for 1997 was $2,768,331 compared to 1996 net income of $750,981.

Capital Expenditures

Capital expenditures for 1998 were $53,000 (including capital lease additions of $36,000), $395,000 in 1997 and $959,000 in 1996. Planned
capital expenditures in fiscal year 1999 are $311,000, primarily for production and engineering equipment. Higher levels of capital spending in 1996 were attributable to the build-out of NNS licenses.

Liquidity and Capital Resources

Net cash used in operating activities for 1998 increased by $11,228 to $112,383 from net cash used in operating activities of $101,155 in 1997. Decreases in cash provided from accounts receivable were offset by increases in accounts payable and accrued expenses. At the end of 1998 the sales order backlogs stood at $963,000, compared to $985,000 at September 27, 1997. Of the total October 3, 1998 backlog, marine products represented $836,000 and land mobile products represented $127,000. During 1998 the Company issued $100,000 in short-term subordinated notes (the balance of a $650,000 issue which commenced in September 1997), the proceeds of which were available for working capital requirements. The Company has a $2,000,000 bank line. The amount available under the line is based upon a formula that considers the Company's trade receivables and finished goods inventory. At October 3, 1998 the amount outstanding on the line was $1,418,665.

The line of credit is subject to debt covenants which require minimum quarterly revenues and require the Company to maintain a tangible net worth as defined by the bank of $3,500,000, a minimum current ratio of 1.50 and a maximum debt to net worth ratio of 1.25. The Company has been out of compliance with the bank's minimum quarterly revenue requirement since
January 3, 1998. The bank has not taken any specific action with respect to the covenant violation, but has not waived the violation. As a result, we continue to be out of compliance with the minimum revenue covenant. Since April 10, 1998 the bank has chosen not to extend additional advances against the line until the terms of the loan are renegotiated. If the Company and the bank were to revise the terms of the loan agreement it would likely increase our borrowing capacity, increase the interest rate and require changes in collateral reporting procedures. At this time we have elected not to make changes in the loan agreement but the bank may require us to do so in the future. If the bank were to demand immediate repayment of the loan we would not have sufficient resources to do so. We cannot be sure that the bank will elect to renew the line at maturity under the current or other terms.

We are currently negotiating a new senior bank loan agreement with a different lender which would replace our current bank loan. The new agreement would give us additional borrowing capacity. In order to complete the new bank loan agreement Alta Subordinated Debt Partners III ("ADSP III"), the holder of the Subordinated Convertible Debentures (the "Debentures"), must agree to subordinate their debt to the new senior lender. We have not been able to obtain a subordination agreement from ADSP III at this time so further action on the new bank loan agreement has been postponed.

In February 1998 the Company renegotiated the terms of its Subordinated Convertible Debentures and subordinated short-term notes (the "Notes"). As a result of those modifications, originally scheduled interest payments on the Debentures were extended to February 1999, and the originally scheduled $2,000,000 principal payment on the Debentures was changed from December 2000 to February 1999. The originally scheduled principal and interest payments on the Notes were extended to March 1999.

The February 28, 1998 modifications were set forth in a term sheet executed by both parties, and were subject to satisfaction of certain conditions including the execution of final documents at a later date. On July 10, 1998 the Company executed final documents prepared by the lender's counsel (the "Amendments"). The Company believes that it has complied with the terms of the Amendments. The Company has recently received notice from the lender's counsel that the lender has not executed the Amendments, and does not intend to do so at this time. Until receipt of this notice, the Company was not aware that this was the lender's position with respect to the Amendments. The failure of the lender to execute the Amendments and its current refusal to do so has introduced uncertainty as to the controlling terms of the Debentures. If the Amendments are not effective then the original terms of the Debenture Agreement would be in effect, in which case the Company faces an alleged and unresolved default under the Debenture Agreement dating back to November 24, 1997, all accrued interest on the Debentures would be due and payable and the Debentures would retain their original maturity date of December 19, 2000. Without waiving its right to take a different position in the future, the Company has elected to reflect the earlier February 19, 1999 maturity date in the financial statements.

In connection with modifying the terms of the Debentures and the Notes, and in order to manage the Company's working capital requirements through fiscal 1998, the Company and the bank agreed to extend the maturity date of the variable bank line from June 1998 to February 1999.

In order to redeem its obligations as scheduled in February and March 1999, and meet its operating and capital requirements in 1999, the Company will require additional funding. The Company has engaged an investment banker to raise approximately $3,500,000 in subordinated debt, the proceeds of which would be used to redeem existing subordinated debt and provide additional working capital. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.

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

Year 2000

The Year 2000 ("Y2K") issue is expected to cause some problems in computer programs which are not able to properly recognize dates beyond the year 1999. In order to address possible Y2K problems we have a Y2K compliance group which includes persons from engineering, manufacturing, sales and administration to oversee Y2K readiness, coordinate Y2K communications and report regularly to senior management.

The Company has implemented a program to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of its products, financial and operational systems. In addition, the Company is also communicating with its principal customers, suppliers and service providers to assess whether Year 2000 issues will have an adverse impact on the Company.

We have completed a review of all of our products and have not identified any Y2K compliance problems. A majority of our products do not have date related functions and those that do are either Y2K compliant or do not use date information in critical functions. We have completed a review of our financial and information system area and determined that our primary systems are Y2K compliant. One commercially available sales software product is not Y2K compliant but a compliant version is currently available and the Company expects to replace that software by July 1999. With regard to manufactured products, we have contacted a majority of our major suppliers. Of the suppliers which have responded to date, most have stated that they are Y2K compliant or intend to be so by the year 2000. Some of our suppliers have indicated that they are not responding to detailed Y2K inquiries, but that they do not foresee any Y2K compliance problems. Of course, there is no way to be certain that the supply of products from third parties will not be affected by Y2K problems, which could result in a disruption of the Company's normal production and sales operation.

We have not completed our contingency plan for those areas which are most susceptible to disruption but plan to do so by July 1999. Due to the wide range of uncertainties surrounding Y2K issues we cannot be sure that our contingency plans will prevent all forms of disruptions. We estimate that the total costs incurred for Y2K compliance efforts through October 3, 1998 were $20,000 and that the remaining costs to be incurred will be approximately $15,000.

Impact of Inflation

The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the negative impact of inflation on its operations. For the fiscal years 1998, 1997 and 1996 the affect of inflation has been immaterial to the Company.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Financial Statements
                               October 3, 1998

                                    INDEX

                                                          Page(s)
                                                          -------

Report of Independent Accountants                            15-16

Consolidated Balance Sheets, October 3, 1998 and
 September 27, 1997                                          17

Consolidated Statements of Operations for the years
 ended October 3, 1998, September 27, 1997
 and September 28, 1996                                      18

Consolidated Statements of Stockholders' Equity for
 the years ended October 3, 1998, September 27, 1997
 and September 28, 1996                                      19

Consolidated Statements of Cash Flows for the years
 ended October 3, 1998, September 27, 1997 and
 September 28, 1996                                          20

Notes to Consolidated Financial Statements                21-37


             Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Datamarine International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Datamarine International, Inc. and Subsidiaries as of October 3, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Datamarine International, Inc. and Subsidiaries as of September 27, 1997 and for the years ended September 27, 1997 and September 28, 1996, were audited by other auditors whose report dated December 11, 1997 and March 2, 1998 for certain events that occurred only on that date, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datamarine International, Inc. and Subsidiaries as of October 3, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,141,973 during the year ended October 3, 1998, and, as of that date, the Company was in violation of certain covenants of the Company's senior bank loan agreement. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP
    ------------------

Seattle, Washington
December 11, 1998


Report of Independent Accountants

To the Stockholders and Board of Directors of Datamarine International, Inc.

We have audited the accompanying consolidated balance sheets of Datamarine International, Inc. and Subsidiaries as of September 27, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 27, 1997 and September 28, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datamarine International, Inc. and Subsidiaries as of September 27, 1997, and the consolidated results of their operations and their cash flows for the years ended September 27, 1997 and September 28, 1996, in conformity with generally accepted accounting principles.


/s/ PRICEWATERHOUSECOOPERS LLP
    --------------------------

Seattle, Washington
December 11, 1997, except for the fourth, fifth and sixth sentences in the first paragraph of Note 7, the first and second sentences in the second paragraph of Note 8, and the fourth, fifth and sixth sentences of Note 9 to the financial statements as to which the date is March 2, 1998


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                ASSETS                                     October 3,      September 27,
                                                                              1998             1997

Current assets:
  Cash and cash equivalents                                                $   393,161      $   532,896
  Accounts receivable, less allowance for doubtful
   accounts of $118,218 and $234,973, respectively                           1,778,737        2,030,641
  Inventories                                                                5,094,890        4,867,708
  Prepaid expenses and other current assets                                    184,459          243,081
                                                                           ----------------------------
      Total current assets                                                   7,451,247        7,674,326

Property, plant and equipment                                                5,086,143        5,032,823
Less accumulated depreciation                                                3,451,165        3,062,703
                                                                           ----------------------------
      Property, plant and equipment, net                                     1,634,978        1,970,120

Other assets, net                                                              447,874          495,476
                                                                           ----------------------------

    Total assets                                                           $ 9,534,099      $10,139,922
                                                                           ============================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                                     $ 1,418,665      $ 1,367,561
  Notes payable to related parties and others                                  744,697          850,887
  Current maturities of capital lease obligations                               58,285           88,480
  Current maturities of long-term debt                                       1,873,741           44,806
  Accounts payable                                                           1,319,375          556,416
  Accrued expenses                                                           1,800,643        1,517,243
                                                                           ----------------------------
    Total current liabilities                                                7,215,406        4,425,393

Capital lease obligations, less current maturities                              52,640           83,992
Long-term debt, less current maturities                                         57,062        1,731,701
                                                                           ----------------------------

    Total liabilities                                                        7,325,108        6,241,086
                                                                           ----------------------------

Commitments and contingencies

Redeemable preferred stock, $1 par value; none issued                                -                -

Stockholders' equity:
  Convertible preferred stock, $1 par value - authorized 1,000,000
   shares, including redeemable preferred stock; none issued                         -                -
  Common stock, $.01 par value - authorized 3,000,000 shares;
   1,435,056 and 1,320,473 shares issued and outstanding, respectively          14,351           13,205
  Capital in excess of par value                                             4,241,522        3,815,415
  Unearned compensation                                                        (28,177)         (53,052)
  Retained earnings (accumulated deficit)                                   (2,018,705)         123,268
                                                                           ----------------------------
    Total stockholders' equity                                               2,208,991        3,898,836
                                                                           ----------------------------

      Total liabilities and stockholders' equity                           $ 9,534,099      $10,139,922
                                                                           ============================


The accompanying notes are an integral part of the consolidated financial statements.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
for the years ended October 3, 1998, September 27, 1997 and September 28, 1996

                                               October 3,     September 27,   September 28,
                                                  1998            1997            1996

Net sales                                      $12,382,551     $12,090,678     $16,590,002
Cost of products sold                            8,077,225       8,243,556       9,555,599
                                               -------------------------------------------

      Gross profit                               4,305,326       3,847,122       7,034,403

Operating expenses:
  Research and development                       1,414,574       1,301,455       1,235,014
  Selling                                        2,520,288       2,505,621       2,628,685
  General and administrative                     1,450,635       1,286,250       1,626,055
  Narrowband Operations                            273,985         276,997         137,745
                                               -------------------------------------------

      Operating expenses                         5,659,482       5,370,323       5,627,499
                                               -------------------------------------------

Operating income (loss)                         (1,354,156)     (1,523,201)      1,406,904

Interest expense                                   836,812         563,617         380,564
Other (income), net                                (48,995)        (56,396)       (112,724)
                                               -------------------------------------------

Income (loss) before income taxes               (2,141,973)     (2,030,422)      1,139,064
Income tax expense (benefit)                             -         737,909         388,083
                                               -------------------------------------------
Net income (loss)                              $(2,141,973)    $(2,768,331)     $  750,981
                                               ===========================================

Net income (loss) per share:
  Basic                                        $     (1.60)    $     (2.11)     $      .58
  Diluted                                      $     (1.60)    $     (2.11)     $      .50

Weighted average number of common shares:
  Basic                                          1,336,361       1,313,520       1,299,446
  Diluted                                        1,336,361       1,313,520       1,511,358


The accompanying notes are an integral part of the consolidated financial statements.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders' Equity for the years ended October 3, 1998, September 27, 1997 and September 28, 1996

                                                                                              Retained
                                         Common       Stock     Capital in                    Earnings         Total
                                        --------------------    Excess of     Unearned      (Accumulated   Stockholders'
                                         Shares       Amount    Par Value    Compensation     Deficit)        Equity

Balance at September 30, 1995           1,296,684    $12,967    $3,078,182    $(33,376)     $ 2,140,618     $ 5,198,391

Net income for 1996                             -          -             -           -          750,981         750,981
Issuance of shares under
  Employee Investment Plan and
  Employee Stock Purchase Plan              4,577         46        42,776           -                -          42,822
Finalization of shares under
  lease settlement agreement               (2,000)       (20)           20           -                -               -
Exercise of stock options                  10,150        101        43,684           -                -          43,785
Proceeds of convertible debt
  attributable to conversion rights             -          -       480,000           -                -         480,000
Amortization of unearned
  compensation                                  -          -             -      20,955                -          20,955
                                        -------------------------------------------------------------------------------

Balance at September 28, 1996           1,309,411     13,094     3,644,662     (12,421)       2,891,599       6,536,934

Net loss for 1997                               -          -             -           -       (2,768,331)     (2,768,331)
Issuance of shares under
  Employee Investment Plan and
  Employee Stock Purchase Plan              5,430         54        42,816           -                -          42,870
Unamortized compensation
  on forfeited stock options                    -          -        (1,161)      1,161                -               -
Exercise of stock options                   5,632         57        25,288           -                -          25,345
Compensation element of stock
  options granted                               -          -        60,000     (60,000)               -               -
Proceeds of notes payable to related
  parties and others attributable to
  stock warrants                                -          -        43,810           -                -          43,810
Amortization of unearned
  compensation                                  -          -             -      18,208                -          18,208
                                        -------------------------------------------------------------------------------

Balance at September 27, 1997           1,320,473     13,205     3,815,415     (53,052)         123,268       3,898,836

Net loss for 1998                               -          -             -           -       (2,141,973)     (2,141,973)
Issuance of shares under
  Employee Investment Plan and
  Employee Stock Purchase Plan             20,150        202        62,306           -                -          62,508
Conversion of notes payable to
  related parties and others
  into common stock                        94,433        944       266,301           -                -         267,245
Value of common stock warrants
  issued to holders of subordinated
  notes                                         -          -        97,500           -                -          97,500
Amortization of unearned
  compensation                                  -          -             -      24,875                -          24,875
                                        -------------------------------------------------------------------------------
Balance at October 3, 1998              1,435,056    $14,351    $4,241,522    $(28,177)     $(2,018,705)    $ 2,208,991
                                        ===============================================================================


The accompanying notes are an integral part of the consolidated financial statements.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
for the years ended October 3, 1998, September 27, 1997 and September 28, 1996

                                                               October 3,     September 27,    September 28,
                                                                  1998            1997             1996
Operating activities:
 Net income (loss)                                            $(2,141,973)     $(2,768,331)      $  750,981
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                   429,086          445,623          441,467
  (Gain) loss on asset dispositions                               (21,580)          12,848                -
  Amortization of debenture discount and issue costs              373,397          119,128           93,624
  Provision for losses on accounts receivable                      95,327           89,691           81,615
  Employee investment plan expense                                 55,284           36,287           36,937
  Amortization of unearned compensation                            24,875           18,208           20,955
  Provision for deferred income taxes                                   -          737,909          388,083
   Changes in operating assets and liabilities:
    Accounts receivable                                           156,577        1,214,720       (1,079,060)
    Inventories, prepaid expenses and other current assets       (168,560)         321,983       (1,818,648)
    Accounts payable and accrued expenses                       1,085,184         (329,221)         212,897
                                                              ---------------------------------------------
Net cash used in operating activities                            (112,383)        (101,155)        (871,149)
                                                              ---------------------------------------------
Investing activities:
 Net proceeds from asset dispositions                                   -          346,862                -
 Purchases of property, plant and equipment,
 including self-constructed equipment                             (17,379)        (177,585)        (959,036)
Other                                                             (26,142)         (31,287)        (135,569)
                                                              ---------------------------------------------
Net cash provided by (used in) investing activities               (43,521)         137,990       (1,094,605)
                                                              ---------------------------------------------
Financing activities:
 Proceeds from sale of common stock                                 7,224           31,928           49,670
 Proceeds from notes payable to related parties and others        100,000          894,697                -
 Proceeds from bank and other borrowings                          200,000                -        3,750,000
 Deferred financing costs                                               -                -         (197,508)
 Principal payments on note payable to bank, capital lease
 obligations and long-term debt                                  (291,055)        (760,640)      (1,559,175)
                                                              ---------------------------------------------
Net cash provided by financing activities                          16,169          165,985        2,042,987
                                                              ---------------------------------------------
Increase (decrease) in cash and equivalents during year          (139,735)         202,820           77,233
Cash and equivalents at beginning of year                         532,896          330,076          252,843
                                                              ---------------------------------------------
Cash and equivalents at end of year                           $   393,161      $   532,896       $  330,076
                                                              =============================================

Supplementary Cash Flow Information
 Interest paid                                                $   207,444      $   278,400       $  110,500
 Capital lease obligations incurred to acquire equipment           35,941          217,472                -


The accompanying notes are an integral part of the consolidated financial statements.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.    Business Activities:

      Datamarine International, Inc. and subsidiaries ("we" or the "Company") manufactures and markets electronics including radiotelephone systems for land and marine applications and marine depth sounders and related instrumentation. Narrowband products consist of hand held, mobile and base station components for use in the 220 MHz radio service, and are sold primarily to business users of private radio services. Marine communications products are high performance radios used on commercial vessels, fishing vessels and ocean-going yachts. Marine instrumentation products are up-to-date instruments for pleasure craft; small boats and yachts; sail and power; inshore and offshore. Marine communication and marine instrumentation products are sold worldwide through approximately 500 dealers.

      We launched our current land mobile product line in 1993. Land mobile products were 25% of 1998 sales, 38% of 1997 sales and 58% of 1996 sales. We also have agreements covering the construction and operation of narrowband land mobile systems (see Note 11).

      As of September 30, 1996 ownership of Phase I licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. The Federal Communications Commission ("FCC") conducted an auction of Phase II licenses which commenced in September 1998 and concluded in October 1998. The auction was for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC.

2.    Significant Accounting Policies:

      Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SEA, Inc. ("SEA"), and Nautical Realty A/S; our 97.5% owned subsidiary, Narrowband Network Systems, Inc. ("NNS") and our 60% owned subsidiary, Datamarine International Australia PTY, LTD. The Company has recognized the losses attributable to the minority owner's interest in Datamarine International Australia PTY, LTD. in excess of the minority owner's investment. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated. The primary asset of Nautical Realty A/S was a manufacturing building in Denmark. The building was sold during 1997 and this subsidiary was dissolved during 1998.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities. We are also required to make estimates and assumptions that affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

      Fiscal Year

      The Company's fiscal year ends on the Saturday nearest September 30.

      Revenue Recognition

      Revenue from the sale of products and services is recognized in the consolidated statements of operations as services are rendered or deliveries made.

      Cash and Cash Equivalents

      We consider all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

      Concentration of Credit Risk

      The concentration of credit risk with respect to trade receivables is, in our opinion, considered minimal due to the Company's diverse customer base. The customers for the marine products are primarily distributors and dealers who resell to both recreational and commercial boaters. The customers for the land mobile communication products consist primarily of industrial users of private land mobile radio services. We sell to customers throughout the world with a majority of the sales in the United States. Except for our Australian subsidiary we do not have foreign operations. Our export sales were approximately $632,000 in 1998, $618,000 in 1997, and $975,000 in
      1996. We perform periodic credit evaluations of our customers, usually sell on open account and do not require collateral. All sales are denominated in US dollars so we do not have foreign currency exposure.

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

      Deferred Financing Costs

      Deferred financing costs of $102,367 at October 3, 1998 represent the unamortized portion of the direct costs of issuing the convertible debentures and the value of warrants attached to the subordinated notes. These costs are amortized by the effective interest method over the term of the related debt.

      Research and Development

      Expenditures for research and development are charged to expense as incurred.

      Advertising

      Expenditures for advertising are charged to expense as incurred. Advertising expense was $305,688 in 1998, $392,717 in 1997 and $392,319 in 1996.


      Warranty Costs

      We estimate and charge to current expense the amount which will be needed to cover future warranty obligations for products sold during the year.

      Income Taxes

      We account for income taxes using the liability method. Deferred tax balances are recognized at the currently enacted tax rates for all temporary differences between the book and tax bases of assets and liabilities, net of a valuation allowance as appropriate.

      Stock Based Compensation

      We apply APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in measuring compensation cost for our stock option plans. We also disclose pro forma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standards
      (FAS) No. 123, Accounting for Stock Based Compensation.

      Earnings Per Share

      Basic net income or loss per common share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents include shares which would be issued upon exercise of stock options, warrants or conversion of debentures. Common stock equivalents are excluded from the calculation when they are antidilutive.

      In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), to simplify the existing computational guidelines and increase comparability on an international basis. The statement is effective for interim and annual reporting periods ending after December 15, 1997. This statement replaces "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement requires the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The Company adopted the provisions of this statement for the current fiscal year. Because there were net losses in fiscal 1998 and 1997 the statement did not effect EPS disclosure for those years. Basic and diluted EPS for fiscal 1996 were restated to conform to the new statement.

      Reclassifications

      Certain reclassifications have been made to the prior years' financial statements in order to conform to the 1998 presentation, with no impact on previously reported net income (loss) or stockholders' equity.

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

3.    Going Concern:

      As shown in the consolidated financial statements, the Company incurred a net loss of $2,141,973 in 1998 and $2,768,331 in 1997. In addition, the Company is in violation of certain covenants of its senior bank loan and has significant subordinated debt obligations due in February and March 1999. These factors, as described below, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital and operate at a profit. Our plans with respect to these matters are described below.

      Losses incurred by the Company in 1998 and 1997 are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that additional sales of land mobile products will result from the completion of the auction of Phase II licenses by the FCC. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses.

      As described in Note 7, we are currently in violation of certain covenants of our senior bank loan agreement. The bank has not taken any specific action with respect to the covenant violation, but has not waived the violation. Absent a waiver, we continue to be out of compliance with the minimum quarterly revenue covenant. Since April 10, 1998 the bank has chosen not to extend additional advances against the line until the terms of the loan are renegotiated. At this time we have elected not to make changes in the loan agreement but the bank may require us to do so in the future. If the bank were to demand immediate repayment of the loan we would not have sufficient resources to do so and any action the bank might take to pursue its legal rights under the loan agreement would have severe consequences for the Company.

      We are currently negotiating a new senior bank loan agreement with a different lender which would replace our current bank loan. The new agreement would give us additional borrowing capacity. In order to complete the new bank loan agreement Alta Subordinated Debt Partners III ("ADSP III"), the holder of the Subordinated Convertible Debentures (see Note 9), must agree to subordinate their debt to the new senior lender. We have not been able to obtain a subordination agreement from ADSP III at this time so further action on the new bank loan agreement has been postponed.

      As described in Notes 8 and 9, we have subordinated debt obligations due in February and March 1999. In order to redeem its obligations as scheduled in February and March 1999, and meet its operating and capital requirements in 1999, the Company will require additional funding. The Company has engaged an investment banker to raise approximately $3,500,000 in subordinated debt, the proceeds of which would be used to redeem existing subordinated debt and provide additional working capital. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. If the subordinated debt cannot be redeemed as scheduled the lenders may take action against the Company to pursue their rights under the agreements. Since the rights of the subordinated debt holders are junior to those of the bank, any action taken by the subordinated debt holders would likely be subject to, and delayed by, actions taken by the bank. Nevertheless, any such action could have severe consequences for the Company.

4.    Inventories:

      Inventories consist of the following:

                                                   1998          1997

            Finished goods and subassemblies    $1,855,862    $1,797,292
            Work-in-process                        436,443       178,948
            Purchased parts and materials        2,802,585     2,891,468
                                                ------------------------
                                                $5,094,890    $4,867,708
                                                ========================


5.    Property, Plant and Equipment:

      Property, plant and equipment consist of the following:

                                                                                     Estimated
                                                           1998          1997       Useful Lives

            Design, test and manufacturing equipment    $2,747,237    $2,710,071         5 years
            Narrowband network equipment                 1,541,840     1,541,840        10 years
            Office furniture and general equipment         552,241       536,087     3 - 5 years
            Buildings and improvements                     136,247       136,247   10 - 25 years
            Leasehold improvements                         101,178       101,178    3 - 10 years
            Delivery vehicles                                7,400         7,400         5 years
                                                        ------------------------
                                                        $5,086,143    $5,032,823
                                                        ========================


      Design, test and manufacturing equipment includes equipment under capital leases with an original cost of $278,439 and accumulated depreciation of $96,876 as of October 3, 1998.

6.    Accrued Expenses:

      Accrued expenses consist of the following:

                                                  1998          1997

Accrued payroll and related fringe benefits    $  523,661    $  544,268
Accrued warranty costs                            137,328       140,463
Accrued co-op advertising                         251,665       258,293
Accrued interest                                  594,270       355,546
Other accrued expenses                            293,719       218,673
                                               ------------------------
                                               $1,800,643    $1,517,243
                                               ========================


7.    Note Payable to Bank:

      The Company has a variable bank line of credit for up to $2,000,000 with interest payable monthly at .5% over prime (8.75% at October 3, 1998). The amount we can borrow under the line is based upon a formula that considers trade accounts receivable and finished goods inventory. At October 3, 1998 the amount outstanding on the line was $1,418,665. The line was renewed in February 1998 and matures in February 1999. Upon renewal of the line in February 1998 we issued the bank warrants for 10,000 shares of common stock in exchange for reducing the interest rate from prime plus 1.5% to prime plus .5%.
      The warrants are immediately exercisable at $4.50 per share and expire in April 2003. At September 27, 1997 the amount owed on the line was $1,367,561 with interest payable monthly at 1.5% over prime (10.0% at September 27, 1997). The line of credit is collateralized by essentially all of the Company's assets.

      The loan agreement contains covenants which require minimum quarterly revenues, requires the Company to maintain a tangible net worth as defined by the bank of $3,800,000, a minimum current ratio of 1.50 and a maximum debt to net worth ratio of 1.25. The Company has been out of compliance on the bank's minimum quarterly revenue requirement since January 3, 1998. The bank has not taken any specific action with respect to the covenant violation, but has not waived the violation. As a result, we continue to be out of compliance with the minimum
      revenue covenant.  Since April 10, 1998 the   bank has chosen not to
      extend additional advances against the line until the terms of the loan are renegotiated. If the Company and the bank were to revise the terms of the loan agreement it would likely an increase our borrowing capacity, increase the interest rate and require changes in collateral reporting procedures. At this time the we have elected not to make changes in the loan agreement but the bank may require us to do so in the future. If the bank were to demand immediate repayment of the loan we would not have sufficient resources to do so. There can be no assurance that the bank will elect to renew the line at maturity under the current or other terms.

      The weighted-average interest rate on short-term borrowings was 9.5% for fiscal 1998 and 9.4% for fiscal 1997.

8.    Notes Payable to Related Parties and Others:

      Notes payable to related parties and others at October 3, 1998 consists of a $344,697 subordinated loan from one of the Company's officers and $400,000 in subordinated short-term notes payable to individuals including an officer of the Company. Interest on the subordinated loan is payable monthly at 1.0% over prime (9.25% at October 3, 1998) and the loan is due on July 15, 1999.

      The terms of the subordinated short-term notes were amended during the year to extend the due date for principal and interest to March 1999. The new terms included the issuance of 32,500 common stock warrants (exercisable for $0.10 per share) to the note holders and an option to convert the notes and any accrued interest to common stock. The $97,500 estimated fair value of the additional warrants is amortized to expense over the one year term of the maturity extension. During the year two of the short-term note holders, one of whom is a director of the Company, converted a total of $267,245 in principal and accrued interest to common stock. Of the $400,000 principal value outstanding at October 3, 1998, $100,000 is payable to an officer of the Company. Interest is due at maturity and accrues at 10% per annum. When the short-term notes were originally issued in fiscal 1997 they included detachable warrants to purchase 10,920 shares of common stock, exercisable for $0.10 per share. The proceeds from the borrowing were allocated to the carrying value of the notes and additional paid in capital based on the relative fair values of the notes and the common stock warrants. The related discount of $43,810 on the notes was amortized to expense over the initial six month term of the notes.

9.    Long-Term Debt:

      Long-term debt consists of the following:

                                                                                        1998          1997

      Subordinated Convertible Debentures, principal and interest due February
       1999                                                                          $2,000,000    $2,000,000
      Less discount, net of accumulated amortization of $349,697 and $150,730 respectively, related to allocation of debt proceeds to stock conversion
       rights.                                                                         (130,303)     (329,270)
                                                                                     ------------------------
                                                                                      1,869,697     1,670,730
      Mortgage note, monthly payments of $866, including interest at 10.75%
       adjustable annually, due February 2008, collateralized by the underlying
       building                                                                          61,106        64,605
      Collateralized equipment loan, monthly payments of $4,168, plus interest at
       prime plus 1.25%, due October 1997                                                     -         4,167
      Collateralized equipment loan, monthly payments of $4,626, plus interest at
       prime plus 1.25%, due April 1998.                                                      -        37,005
                                                                                     ------------------------
                                                                                      1,930,803     1,776,507
      Less current maturities                                                         1,873,741        44,806
                                                                                     ------------------------
                                                                                     $   57,062    $1,731,701
                                                                                     ========================
      Maturities of long-term debt are as follows:
        Fiscal
        1999                                                                         $2,004,044
        2000                                                                              4,477
        2001                                                                              4,982
        2002                                                                              5,545
        2003                                                                              6,171
        Thereafter                                                                       35,887



       On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures"), originally due December 19, 2000. The Debentures bear interest at increasing rates from 10-15% per annum, and may be prepaid at any time, subject to the lender's rights of conversion.
       On May 8, 1997 the lender agreed to extend the due date of interest payments to February 28, 1998, with regularly scheduled quarterly payments resuming in March 1998. On February 24, 1998 the Company and the lender reached an agreement to modify certain provisions of the Debentures. The agreement was reached in order to resolve the lender's claim that the Company had on or about November 24, 1997 violated certain covenants contained in the original Debenture Agreement (the "Debenture Agreement") pursuant to which the Debentures had been issued. The new terms changed the maturity date of the Debentures from December 19, 2000 to February 19, 1999, deferred all interest payments on the Debentures until February 19, 1999 and required the Company to issue to the lender on February 19, 1999 approximately 175,600 common shares of the Company. These common shares are the shares that the lender is entitled to receive upon conversion of the convertible preferred stock described below.

      The February 28, 1998 modifications were set forth in a term sheet executed by both parties, and were subject to satisfaction of certain conditions including the execution of final documents at a later date. On July 10, 1998 the Company executed final documents prepared by the
      lender's counsel (the   "Amendments").  The Company believes that it
      has complied with the terms of the Amendments. The Company has recently received notice from the lender's counsel that the lender has not executed the Amendments, and does not intend to do so at this time. Until receipt of this notice, the Company was not aware that this was the lender's position with respect to the Amendments. The failure of the lender to execute the Amendments and its current refusal to do so has introduced uncertainty as to the controlling terms of the Debentures. If the Amendments are not effective then the original terms of the Debenture Agreement would be in effect, in which case the Company faces an alleged and unresolved default under the Debenture Agreement dating back to November 24, 1997, all accrued interest on the Debentures would be due and payable and the Debentures would retain their original maturity date of December 19, 2000. Without waiving its right to take a different position in the future, the Company has elected to reflect the earlier February 19, 1999 maturity date in the financial statements.

      Accrued interest payable on the Debentures was $557,461 at October 3, 1998. The lender may convert the Debentures after December 19, 1998 into 2,000 shares of redeemable preferred stock and 2,000 shares of convertible preferred stock. Under the terms of the Debenture Agreement the lender has the option of exchanging the convertible preferred stock for common shares. These common shares are the same 175,600 shares issuable to the lender on the maturity of the Debentures described above. The Company may convert at its option after December 19, 1997. The original $2,000,000 proceeds from the Debentures were allocated to the Debentures' carrying value and additional paid in capital based on the relative fair values of the Debentures and the shares of common stock obtainable upon conversion. The related discount of $480,000 on the Debentures is amortized to expense by periodic charges to earnings over the life of the issue.

      Due to the unique terms and conditions of the Debentures, there are no quoted market prices for similar instruments. At the date of issuance, the Company estimated the fair value of the debt component of the Debentures to be approximately $2,185,000 based upon then current interest rates for straight bonds of companies with similar creditworthiness. Based upon interest rates through October 3, 1998, management believes that the fair value of the debt component of the Debentures (carrying value of $ 1,869,697 as of October 3, 1998) has not changed materially from the date of issuance.

      The estimated fair value of the note payable to bank, notes payable to related parties and others, and long-term debt at October 3, 1998 approximates the carrying value of such debt in the financial statements, based on current interest rates for similar obligations with like maturities.

10.   Commitments and Contingencies:

      The Company is the lessee of equipment under capital leases expiring in the fiscal year 2001. At the time of acquisition, the assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The Company leases manufacturing, warehouse and office facilities under various operating leases. Rental expense for these leases, excluding real estate taxes paid by the Company for a leased building, was $209,000 in 1998, $207,000 in 1997, and $196,000 in
      1996.

      Approximate future minimum lease payments, by year and in the aggregate, under capital and noncancelable operating leases, were as follows at October 3, 1998:

                                                             Capital      Operating

          1999                                              $  67,565     $217,904
          2000                                                 54,156      214,152
          2001                                                  1,226      214,152
          2002                                                      -       53,538
                                                            ----------------------
          Total future minimum lease payments                 122,947     $699,746
                                                                          ========
          Less amounts representing interest                  (12,022)
                                                            ---------
          Present value of future minimum lease payments      110,925
          Current portion                                      58,285
                                                            ---------
          Non current                                       $  52,640
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

11.   Narrowband Network Systems, Inc. ("NNS"):

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

      Under each of the Management Agreements, NNS has an option after construction to acquire the license holder's interest in their respective SMR system in exchange for (i) a fixed percentage of the gross receipts from the system for as long as it continues to be operated by NNS and (ii) a fixed percentage of any profit realized by NNS upon the system's ultimate disposition. In certain cases, NNS has guaranteed a minimum dollar amount to be remitted to the license holder upon system disposition. Disposition of these systems is solely at the Company's discretion.

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

      At October 3, 1998 and September 27, 1997 fixed assets include $1,541,840 (less accumulated depreciation of $397,920 and $243,800 respectively) of facilities related to the SMR systems and other assets include $427,364 and $396,716 (less accumulated amortization of $101,963 and $61,339) representing legal and other costs associated with the acquisition of license interests in the Managed Markets. Because only limited operations have commenced, revenues from NNS's operations were immaterial through October 3, 1998.

      The recoverability of narrowband network equipment and related capitalized legal and acquisition costs of FCC licenses is dependent upon the successful development of systems in each of the respective markets, or through the sale of such assets. We estimate that the carrying value of our investment in these assets will be recovered from cash flow generated by the systems once they have been developed. However, it is possible that such estimates could change as a result of technological, regulatory or other changes.

12.   Stockholders' Equity:

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

      Information regarding activity in the 1992 Stock Option Plan for Non-Employee Directors is as follows:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                     Shares     Price

          Outstanding at September 30, 1995          9,000     $5.91
          Exercised                                 (4,500)     5.91
                                                    ----------------
          Outstanding and exercisable at
           September 28, 1996 and September 27,
           1997 and October 3, 1998                  4,500     $5.91
                                                    ================


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

      Information regarding activity in the 1995 Stock Option Plan for Non-Employee Directors is as follows:

                                                            Weighted
                                                            Average
                                                            Exercise
                                                  Shares    Price

          Granted in fiscal 1996                  8,000     $9.00
                                                 -----------------
          Outstanding and exercisable at
           September 28, 1996                     8,000      9.00
          Granted in fiscal 1997                  6,000      7.00
          Forfeited in fiscal 1997               (2,000)     9.00
                                                 -----------------

          Outstanding and exercisable at
           September 27, 1997                    12,000      8.00

          Granted in fiscal 1998                  4,000      5.06
          Forfeited in fiscal 1998               (8,000)     8.00
                                                 -----------------

          Outstanding and exercisable at
           October 3, 1998                        8,000     $6.53
                                                 ================

          Weighted average fair value of options
           granted during the year ended
           October 3, 1998                                  $2.52


      The 1991 Stock Option Plan authorized grants of incentive and nonqualified stock options for 350,000 common shares. 200,000 shares are reserved for issuance of options at an exercise price equal to the fair market value at the date of grant and vest equally over time, generally four years (the "Qualified Options"). 100,000 shares are reserved for issuance of options which vest equally over time but do not meet the requirements of the Qualified Options (the "Nonqualified Options"). 50,000 shares are reserved for issuance of options which also do not meet such requirements, but are subject to an accelerated vesting schedule (the "Piggy-Back Options").

      Qualified Options and Nonqualified Options expire not more than ten years from the date of grant and Piggy-Back Options expire twenty years and six months from the date of grant. The Piggy-Back Options are to be granted in conjunction with the grant of Nonqualified Options. The Piggy-Back Options shall not be exercised prior to twenty years from the date of the grant, except that if, within five years from the date of grant, the trading price exceeds a specified price, such Piggy-Back Options shall become subject to a five-year vesting schedule with respect to the number of shares equal to 50% of the unexercised portion of Nonqualified Options granted to the employee. All Piggy-Back Options outstanding at October 3, 1998 commenced five year vesting on September 9, 1994.

      Proceeds received from the exercise of options are credited to the capital accounts. Compensation cost is recorded based upon the difference between market prices and exercise prices at the date of grant and amortized to expense over the vesting period pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees.

      Information regarding activity in the 1991 Stock Option Plan is as follows:

                                          Qualified Options     Nonqualified Options    Piggy-Back Options
                                          -----------------     --------------------    ------------------
                                                    Weighted               Weighted               Weighted
                                                    Average                Average                Average
                                                    Exercise               Exercise               Exercise
                                          Shares     Price       Shares     Price       Shares    Price

Outstanding at September 30, 1995         94,338     $5.50       50,500     $2.08       22,000     $4.50

Exercised                                 (2,525)     4.72       (3,125)     1.68            -         -
Canceled                                    (875)     9.00         (375)     6.00            -         -
                                          --------------------------------------------------------------
Outstanding at September 28, 1996         90,938      5.49       47,000      2.07       22,000      4.50

Granted                                    2,500      9.00       10,000      1.00            -         -
Exercised                                 (5,632)     4.50            -         -            -         -
Canceled                                    (782)     7.38         (500)     6.00            -         -
                                          --------------------------------------------------------------
Outstanding at September 27, 1997         87,024      5.63       56,500      1.85       22,000      4.50

Granted                                    6,500      4.38            -         -            -         -
                                          --------------------------------------------------------------
Outstanding at October 3, 1998            93,524      5.55       56,500      1.85       22,000      4.50
                                          ==============================================================

Exercisable at October 3, 1998            80,149      5.35       50,125      1.82       22,000      4.50
Available for grant at October 3, 1998    77,649         -       27,125         -       27,250         -

Exercisable at September 27, 1997         74,524      5.07       46,250      1.74       17,600      4.50
Exercisable at September 28, 1996         75,563     $4.77       42,500     $1.66       13,200     $4.50

Weighted average fair value of
 options granted during the year
 ended October 3, 1998:
  Exercise price equal to market
   at grant (6,500 options)                                       $2.81


      The following is a summary of stock options outstanding under the 1991, 1992 and 1995 plans at October 3, 1998:

                                   Options Outstanding                        Options Exercisable
                    -------------------------------------------------    -----------------------------
       Range of                    Weighted Average       Weighted                         Weighted
       Exercise        Number         Remaining           Average          Number          Average
        Prices      Outstanding    Contractual Life    Exercise Price    Exercisable    Exercise Price

      $1.00-1.50       51,000              -               $1.40           46,000           $1.45
      $4.00-6.00      105,524            .22               $4.57           97,649           $4.56
      $7.00-9.00       28,000            .58               $8.84           21,125           $8.78


      The total compensation cost recognized in income for stock-based compensation was $28,177 in 1998, $18,208 in 1997 and $20,995 in 1996.
      Had the compensation cost for the Company's option plans been determined consistent with FAS 123, the Company's pro forma net income
      (loss) and net income (loss) per share would have been as follows:

                                          1998            1997          1996

      Net income (loss):
        As reported                   $(2,141,973)    $(2,768,331)    $750,981
        Pro forma                      (2,158,314)     (2,811,304)     713,701

      Basic net income (loss) per share:
        As reported                   $     (1.60)    $     (2.11)    $    .58
        Pro forma                           (1.62)          (2.14)         .55

      Diluted net income (loss) per share:
        As reported                   $     (1.60)    $     (2.11)    $    .50
        Pro forma                           (1.62)          (2.14)         .47



      The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                         1998             1997         1996

      Dividend yield                       0%               0%           0%
      Volatility                      64.7 - 69.4      70.4 - 71.8     73.9
      Risk free interest rate        5.60% - 5.83%    5.54% - 6.36%    5.29%
      Expected option term (years)       3 - 6            3 - 6          3


      Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for full-time employees who have attained certain length-of-service requirements and who do not own 5% or more of the Company's outstanding stock. Under the terms of the plan, eligible employees are granted the right on a semiannual basis to purchase shares of the Company's common stock.
      The purchase price is equal to 90% of the fair market value of the Company's common stock during certain predetermined periods, and employees may purchase shares having an aggregate value of up to 10% of basic compensation. The Company issued 1,653 shares in 1998, 838 shares in 1997 and 843 shares in 1996 in connection with the Employee Stock Purchase Plan.

      Employee Investment Plan

      The Company maintains the Datamarine Employee Investment Plan, a 401(k) Plan. All full-time employees who have reached age 21 and have one year of service are eligible for participation. Employees can contribute up to 15% of their base salary with the Company matching 50% of the first 6% of base salary contributed. The Company issued 18,497 shares in 1998, 4,592 shares in 1997 and 3,734 in 1996 under the Employee Investment Plan.

      Shares Reserved for Future Issue

      At October 3, 1998, the Company had reserved the following shares of its common stock for future issue:


          Employee Stock Purchase Plan                           4,337
          1991 Stock Option Plan:
            Qualified Options                                  171,173
            Nonqualified Options                                83,625
            Piggy-Back Options                                  49,250
          1992 Stock Option Plan for Non-employee Directors      4,500
          1995 Stock Option Plan for Non-employee Directors     48,000
          Convertible Debentures                               175,639
          Bank Loan Agreement                                   10,000
          Subordinated Notes                                   166,592
                                                               -------
                                                               713,116
                                                               =======


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

      Each share of convertible preferred stock is convertible into approximately 88 shares of the Company's common stock. Convertible preferred shares have voting rights equal to common shares, and are entitled to such number of votes per share as equals the number of shares of common stock into which each share of convertible preferred is then convertible. The Company has the option any time after December 19, 2000 of converting the convertible preferred stock to common stock, or redeeming the shares at fair value. In accordance with the Debenture Agreement, the Company has reserved for future issue 4,000 shares of preferred stock.

13.   Earnings Per Share:

      The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended September 28, 1996.

                                             Income           Shares         Per-Share
                                           (Numerator)     (Denominator)      Amount
                                           -----------     -------------     ---------

Basic EPS
Income available to common
 stockholders                               $750,981        $1,299,446         $0.58
                                                                               =====

Effect of dilutive securities
 Stock options                                                  84,432
 Convertible preferred stock                                   127,480
                                            --------------------------

Diluted EPS
Income available to common
 stockholders plus assumed conversions      $750,981        $1,511,358         $0.50
                                            ========================================


       All common stock and potential common stock was included in diluted EPS for fiscal 1996. Stock options for 182,024 shares, preferred stock convertible into 163,967 shares and warrants for 9,240 shares were not included in fiscal 1997 because they would be anti-dilutive. Stock options for 184,524 shares, preferred stock convertible into 175,639 shares, subordinated notes convertible into 123,172 shares and warrants for 53,420 common shares were not included in fiscal 1998 because they would be anti-dilutive.

14.   Income Taxes:

      The components of income tax expense consists of the following:

                                          1998      1997        1996

          Deferred provision - Federal    $ -0    $737,909    $388,083
                                          ============================


      The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                       1998           1997

      Net federal and state operating loss carryforwards            $ 2,184,000    $ 1,331,000
      Accrued expenses not currently deductible for tax purposes        177,000        185,000
      General business tax credit carryforwards                         128,000        128,000
      Property and equipment                                           (103,000)        (9,000)
      Allowance for doubtful accounts                                    37,000         75,000
      Inventory, principally due to valuation differences and
       overhead application                                             153,000        148,000
      Other, individually less than 5% of deferred tax asset             19,775          7,775
                                                                    --------------------------
                                                                      2,595,775      1,865,775
      Less valuation allowance                                       (2,595,775)    (1,865,775)
                                                                    --------------------------
      Net deferred tax assets                                       $         -    $         -
                                                                    ==========================


      The Company had an operating loss in 1997 and had provided a valuation allowance equal to its deferred tax asset at September 27, 1997. Management considered the losses incurred in 1997 and 1998, the inability to predict with certainty what land mobile sales will be in the post FCC auction period, and uncertainties surrounding the Company's status as a going concern. Based on the information available, management believes that a valuation allowance equal to 100% of the deferred tax asset should continue to be established at year end and increased the deferred tax valuation allowance by $730,000 during fiscal 1998. Until such time as future taxable income is more likely than not the Company will continue to reserve an appropriate portion of its deferred tax asset.

      The reconciliation of income taxes at the federal statutory rate of 34% to the income tax provision presented in the consolidated statement of operations is presented below:

                                                                   1998         1997          1996

      Income tax expense (benefit) at statutory rate             $(728,000)   $ (690,000)   $387,000
      State income taxes (benefit), net of federal tax effect       (8,000)       (6,000)      4,000
      Other                                                          6,000         5,134          83
      Change in valuation allowance                                730,000     1,428,775      (3,000)
                                                                 -----------------------------------
      Income tax expense                                         $       -    $  737,909    $388,083
                                                                 ===================================


      As of October 3, 1998, the Company has net federal operating loss carryforwards of $5,365,000 which are available to reduce future federal taxable income ($71,000 of which expire in fiscal 2008, $513,000 in fiscal 2009, $227,000 in fiscal 2010, $2,068,000 in 2012 and the remainder in 2013). The Company also has general business tax credit carryforwards of $128,000, of which $54,000 expire between 2006 and 2111, and the balance of $74,000 can be carried forward indefinitely.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                  PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1999 annual stockholders' meeting to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1999 annual stockholders' meeting to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1999 annual stockholders' meeting to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1999 annual stockholders' meeting to be filed with the Securities and Exchange Commission.

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

(b)   Reports on Form 8-K.

      The following reports on Form 8-K were filed during the quarter ended October 3, 1998:

      Form 8-K dated September 22, 1998. Changes in Registrant's Certifying Accountant.

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

Exhibit
Number                       Description
-------                      -----------

 3.1 Articles of Organization, as amended, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended September
           30, 1995.

 3.2       Bylaws, incorporated by reference to Registration Statement
           0-8936 on Form 10.

 4 Debenture Purchase Agreement with exhibits, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended
           September 30, 1995.

 4.1       Subordinated Notes Agreement with exhibits, incorporated by
           reference to Annual Report on Form   10-K for the Fiscal Year
           Ended September 27, 1997.

 4.2 Terms for Amendment of December 19, 1995 Debenture Agreement, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended September 27, 1997.

10.1 Datamarine International, Inc. 1991 Stock Option Plan, incorporated by reference to Registration Statement 33-48532 on Form S-8.

10.2 1992 Stock Option Plan for Non-employee Directors, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year
           Ended October 1, 1994.

10.3       Debenture Purchase Agreement with exhibits, same as 4 above.

10.4 1995 Stock Option Plan for Non-employee Directors, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year
           Ended September 28, 1996.

11         Computation of Earnings Per Share

21         Subsidiaries

23.1       Consent of Independent Accountants

23.2       Consent of Independent Accountants

27         Financial Data Schedule


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DATAMARINE INTERNATIONAL, INC.

By: /s/ DAVID C. THOMPSON
        --------------------
David C. Thompson
President, Chief Executive Officer and Director

By: /s/ JAN KALLSHIAN
        --------------------
Jan Kallshian
Chief Financial Officer

Date: January 8, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ PETER D. BROWN
        --------------------
Peter D. Brown, Chairman of the Board
January 8, 1999

By: /s/ STEPHEN W. FRANKEL
        --------------------
Stephen W. Frankel, Director
January 8, 1999


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

                   COL. A                            COL. B                COL. C               COL. D         COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                   Balance at	  ------------------------
                                                  Beginning of    Charged to    Charged to    Deductions     Balance at
                 DESCRIPTION                         Period       Expenses        Other       (describe)    End of Period
-------------------------------------------------------------------------------------------------------------------------

Year ended October 3, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts                $  234,973       95,327                    212,082(1)     $  118,218
    Allowance for slow moving inventory               223,178       51,980                     32,909(2)        242,249
    Valuation allowance for deferred tax asset      1,865,775                   730,000                       2,595,775
                                                   --------------------------------------------------------------------
      Totals                                       $2,323,926      147,307      730,000(4)    244,991        $2,956,242
                                                   ====================================================================

Product warranty liability                         $  140,463      109,337                    112,472(3)     $  137,328
                                                   ====================================================================
Year ended September 27, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts                $  171,990       89,691                     26,708(1)     $  234,973
    Allowance for slow moving inventory               187,129       48,384                     12,335(2)        223,178
    Valuation allowance for deferred tax asset        437,000                 1,428,775(4)                    1,865,775
                                                   --------------------------------------------------------------------
      Totals                                       $  796,119      138,075    1,428,775        39,043        $2,323,926
                                                   ====================================================================

Product warranty liability                         $  235,497       75,496                    170,530(3)     $  140,463
                                                   ====================================================================
Year ended September 28, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts                $  158,193       81,615                     67,818(1)     $  171,990
    Allowance for slow moving inventory               273,624       58,056                    144,551(2)        187,129
    Valuation allowance for deferred tax asset        440,000                                   3,000(4)        437,000
                                                   --------------------------------------------------------------------
      Totals                                       $  871,817      139,671                    215,369        $  796,119
                                                   ====================================================================

Product warranty liability                         $  237,469      117,608                    119,580(3)     $  235,497
                                                   ====================================================================

<F1>  Uncollectible accounts written off, net of recoveries.
<F2>  Obsolete material written off.
<F3>  Warranty claims honored during the year.
<F4>  Change in deferred tax asset valuation account charged or credited to income tax expense.


       Report of Independent Certified Public Accountants on Schedules


To the Stockholders and Board of Directors of Datamarine International, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of Datamarine International, Inc. and Subsidiaries referred to in our report dated December 11, 1998, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the year ended October 3, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein. Our report on the consolidated financial statements referred to above includes an explanatory paragraph which discusses the consolidated financial statements have been prepared assuming that the Company will continue as a going concern.


/s/ GRANT THORNTON LLP
    ------------------

Seattle, Washington
December 11, 1998


Report Of Independent Accountants

To the Stockholders and Board of Directors of Datamarine International, Inc.

Our report on the consolidated financial statements of Datamarine International, Inc. and Subsidiaries as of September 27, 1997, and for the years ended September 27, 1997 and September 28, 1996 is included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule for the years ended September 27, 1997 and September 28, 1996 listed in Item 14(a) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PRICEWATERHOUSECOOPERS LLP
    --------------------------

Seattle, Washington
December 11, 1997, except for the fourth, fifth and sixth sentences in the first paragraph of Note 7, the first and second sentences in the second paragraph of Note 8, and the fourth, fifth and sixth sentences of Note 9 to the financial statements as to which the date is March 2, 1998