Form 10-Q
period 1999-01-02
DATAMARINE INTERNATIONAL INC
filed 1999-02-16
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 2, 1999

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

                               Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at January 2, 1999
Common Stock, $.01 Par Value                        1,531,820


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended
                                               --------------------------
                                               January 2,      January 3,
                                                  1999            1998
                                               ----------      ----------

Net sales                                      $3,019,302      $3,091,724

Cost of products sold                           1,923,569       2,140,087
                                               --------------------------

Gross profit                                    1,095,733         951,637

Operating expenses:
  Research and development                        337,644         369,871
  Selling                                         664,575         676,572
  General and administrative                      307,317         310,142
  Narrowband operations                            71,430          68,458
                                               --------------------------
      Operating expenses                        1,380,966       1,425,043
                                               --------------------------

Operating loss                                   (285,233)       (473,406)

Interest expense                                  236,181         157,810
Other (income), net                               (33,832)         (9,711)
                                               --------------------------

Loss before income taxes                         (487,582)       (621,505)

Income tax expense (benefit)                            -               -
                                               --------------------------

Net loss                                       $ (487,582)     $ (621,505)
                                               ==========================

Loss per share, basic                          $    (0.33)     $    (0.47)
Loss per share, diluted                        $    (0.33)     $    (0.47)

Average shares outstanding, basic and
 diluted                                        1,494,169       1,321,661


The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                               January 2,      October 3,
                                                  1999            1998
                                               ----------      ----------

                                   ASSETS
Current assets:
  Cash and cash equivalents                    $  224,699      $  393,161
  Accounts receivable, net of allowance of
   $133,328 and $118,218, respectively          1,811,221       1,778,737
  Inventories                                   4,704,226       5,094,890
  Prepaid expenses and other current assets       121,626         184,459
                                               --------------------------
      Total current assets                      6,861,772       7,451,247

Property, plant and equipment                   5,140,343       5,086,143
  Less accumulated depreciation                 3,543,363       3,451,165
                                               --------------------------
      Property, plant and equipment, net        1,596,980       1,634,978

Other assets, net                                 420,734         447,874
                                               --------------------------

      Total assets                             $8,879,486      $9,534,099
                                               ==========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Note payable to bank                         $1,418,665      $1,418,665
  Notes payable to related parties and
   others                                         544,697         744,697
  Accounts payable                              1,150,933       1,319,375
  Accrued expenses                              1,697,282       1,800,643
  Current maturities of long-term debt and
   capital lease obligations                    2,010,249       1,932,026
                                               --------------------------
      Total current liabilities                 6,821,826       7,215,406

Long-term debt and capital lease
 obligations, less current maturities              93,413         109,702
                                               --------------------------

      Total liabilities                         6,915,239       7,325,108
                                               --------------------------

Redeemable preferred stock, $1 par value;
 none issued                                            -               -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred stock;
   none issued                                          -               -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares; 1,531,820
   and 1,435,056 shares issued and
   outstanding, respectively                       15,318          14,351
  Capital in excess of par value                4,477,174       4,241,522
  Unearned compensation                           (21,958)        (28,177)
  Retained earnings (accumulated deficit)      (2,506,287)     (2,018,705)
                                               --------------------------
      Total stockholders' equity                1,964,247       2,208,991
                                               --------------------------

      Total liabilities and stockholders'
       equity                                  $8,879,486      $9,534,099
                                               ==========================


The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Three Months Ended
                                                 --------------------------
                                                 January 2,      January 3,
                                                    1999            1998
                                                 ----------      ----------

OPERATING ACTIVITIES
  Net loss                                       $(487,582)      $(621,505)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                  103,014         109,609
    Gain on asset dispositions                      (5,395)         (5,395)
    Amortization of debenture discount and
     issue costs                                   108,047          53,429
    Provision for losses on accounts
     receivable                                     15,110          16,392
    Employee investment plan expense                18,294          10,092
    Amortization of unearned compensation            6,219           5,407
    Changes in operating assets and liabilities:
      Accounts receivable                          (47,594)         64,459
      Inventories, prepaid expenses and other
       current assets                              453,497         (52,550)
      Accounts payable and accrued expenses       (249,380)        320,906
                                                 -------------------------
  Net cash used in operating activities            (85,770)        (99,156)

INVESTING ACTIVITIES
    Purchases of property, plant and equipment,
     including self-constructed equipment          (54,200)         (1,225)
    Other                                          (15,174)         (3,783)
                                                 -------------------------
  Net cash used in investing activities            (69,374)         (5,008)

FINANCING ACTIVITIES
    Proceeds from sale of common stock               1,297           4,614
    Proceeds from notes payable to related
     parties and others                                  -         100,000
    Principal payments on note payable to
     bank, capital lease obligations and
     long-term debt                                (14,615)       (191,437)
                                                 -------------------------
  Net cash used in financing activities            (13,318)        (86,823)

  Decrease in cash and cash equivalents
   during period                                  (168,462)       (190,987)
  Cash and cash equivalents at beginning
   of period                                       393,161         532,896
                                                 -------------------------

  Cash and cash equivalents at end of period     $ 224,699       $ 341,909
                                                 =========================

  Supplementary Cash Flow Information
    Interest paid                                $  43,951       $  66,858
    Capital lease obligations incurred to
     acquire equipment                                   -          35,941
    Conversion of subordinated note and
     accrued interest                              217,028               -


The accompanying notes are an integral part of these financial statements.


            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

The accompanying unaudited, consolidated, condensed quarterly financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with Generally Accepted Accounting Principles ("GAAP"). The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim period. In the opinion of management, they fairly represent the operating results of the Company for the periods presented. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Accounting policies used in fiscal 1999 are consistent with those used in fiscal 1998 These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended October 3, 1998.

2.  Going Concern

As shown in the consolidated financial statements the Company incurred a net loss of $487,582 for the quarter ended January 2, 1999, and incurred losses for fiscal 1998 and 1997 as well. The Company is in violation of certain covenants of its senior bank loan and has subordinated debt obligations due in February and March 1999. These factors, as described below, raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital and operate at a profit.

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

3.  Inventory Components:

Inventories consisted of the following at:

                                 January 2, 1999      October 3, 1998
                                 ---------------      ---------------

      Finished Goods                $1,808,001           $1,855,862
      Work-In-Process                  170,676              436,443
      Raw Material                   2,725,549            2,802,585
                                    -------------------------------
                                    $4,704,226           $5,094,890
                                    -------------------------------


4.  Income Taxes:

Management has considered recent losses, the inability to predict with certainty what land mobile sales will be in the post FCC auction period, and uncertainties surrounding the Company's status as a going concern. Based on the information available, management believes that a valuation allowance equal to 100% of the deferred tax asset should continue to be established. Until such time as future taxable income is more likely than not the Company will continue to reserve an appropriate portion of its deferred tax asset.

5.  Earnings Per Share:

Basic net income or loss per common share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents include shares which would be issued upon exercise of stock options, warrants or conversion of debentures. Common stock equivalents are excluded from the calculation when they are anti-dilutive.

Stock options for 194,524 shares, preferred stock convertible into 175,639 shares, subordinated notes convertible into 133,333 shares and warrants for 53,420 common shares were not included in the loss per share calculation for the quarter ended January 2, 1999 because they would be anti-dilutive.

6.  New Accounting Standards:

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

7.  Long Term Debt:

On December 19, 1995 Datamarine International, Inc. (the "Company") completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures") with Alta Subordinated Debt Partners III ("ASDP III"), originally due December 19, 2000.

On November 24, 1997 the Company received notice from ASDP III of an alleged violation of certain covenants related to the Debenture Purchase Agreement dated December 19, 1995. The alleged default was based on a breach of financial covenants concerning additional debt, and was not based on the particular terms of the Notes, nor was it payment related. ASDP III claimed that an event of default had occurred, that the default had remained uncured for more than thirty days, and that the Debentures were immediately due and payable. Management of the Company believed that it had obtained the consent of ASDP III and did not agree with the claims made by ASDP III.

On February 24, 1998 the Company and ASDP III reached a tentative agreement to modify certain provisions of the Debentures, which was memorialized in a term sheet. That agreement was reached in order to resolve ASDP III's November 24, 1997 claims. The new terms changed the maturity date of the Debentures from December 19, 2000 to February 19, 1999, deferred all interest payments on the Debentures until February 19, 1999 and required the Company to issue to ASDP III on February 19, 1999 approximately 175,600 common shares of the Company. These common shares are the shares that ASDP III is otherwise entitled to receive upon conversion of the convertible preferred stock component of the Debentures.

The February 24, 1998 modifications set forth in the term sheet were executed by both parties, and were subject to satisfaction of certain conditions including the execution of final documents at a later date. On July 10, 1998 the Company executed final documents prepared by ASDP III's counsel (the "Amendments"). The Company believed that it had complied with the terms of the Amendments demanded by ASDP III and that an agreement had been reached between the parties.

However, the Company recently received notice from ASDP III's counsel that ASDP III had not executed the Amendments, did not intend to do so at that time and that it demanded numerous additional conditions placed upon its acceptance of the Amendments. Until receipt of this notice, the Company had not been aware that this was ASDP III's position with respect to the Amendments. After considering carefully its options and bearing in mind the best interests of the Company, the Company notified ASDP III on January 22, 1999 that the Company revoked the offer to amend that had been manifested by its own execution of the Amendment. Because the Amendments are not effective the original terms of the Debenture Agreement are in effect, in which case the Company faces an alleged and unresolved default under the Debenture Agreement dating back to November 24, 1997. Due to uncertainties regarding the Debenture terms, and without waiving its right to take a different position in the future, the Company has elected to reflect the earlier February 19, 1999 maturity date in the financial statements. Accrued and unpaid interest on the Debentures as of January 2, 1999 was approximately $617,890.

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

Introduction

Datamarine International, Inc. and its subsidiaries ("we" or the "Company") manufacture radio communications and navigation instrumentation products. Presently, the Company's primary operations are in a single industry segment, namely electronics. The Company also owns and manages specialized mobile radio ("SMR") licenses in the 220 MHz radio service, although such operations to date have been minimal.

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

Foreign sales typically account for about 5% of our sales. In past years, narrowband products have only been sold domestically so foreign sales represent only marine revenues. With the recently completed auction of 220 MHz licenses in Mexico, narrowband products may begin to be sold outside the United States.

Products and Marketing

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

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended January 2, 1999 and the comparable quarter in the prior fiscal year.

         Sales                                              Gross Profit
-----------------------                                -----------------------
January 2,   January 3,                                January 2,   January 3,
   1999         1998                                      1999         1998
------------------------------------------------------------------------------

$  453,215   $  715,840   Land Mobile Communications   $   99,604    $(55,324)
 2,093,544    1,859,875   Marine Communications           807,783     779,266
   472,543      516,009   Marine Instrumentation          188,346     227,695
-----------------------------------------------------------------------------
$3,019,302   $3,091,724   Total                        $1,095,733    $951,637
-----------------------------------------------------------------------------


Sales order backlogs at January 2, 1999 were as follows: Land Mobile Communications $228,000, Marine Communications $865,000 and Marine Instrumentation $128,000.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.


  Income and Expense Items                                      Percentage
as a Percentage of Net Sales                                Increase (Decrease)
----------------------------                                -------------------
                                                               1998     1997
 January 2,     January 3,                                      to       to
    1999           1998                                        1999     1998
-------------------------------------------------------------------------------

    100%           100%               Net sales                 (2)       10
     64             69          Cost of products sold          (10)       19
     36             31               Gross profit               15        (7)
     46             46            Operating expenses            (3)        9
     (9)           (15)             Operating loss             (40)       69
     (8)            (5)            Interest expense             50        28
    (16)           (20)           Loss before taxes            (22)       62
      -              -         Benefit for income taxes          -      (100)
    (16%)          (20%)               Net loss                (22)      144


Net sales decreased by $72,422 or 2% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $262,625 or 37% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $233,669 or 13%. Net sales of the Company's marine instrumentation systems decreased by $43,466 or 8% compared to the same quarter in the prior fiscal year.

Land mobile revenues continue to be comprised mostly of mobile radio products and will continue to be so until new licenses are granted by the FCC. Although the auction of Phase II licenses concluded in October 1998, successful bidders are expected to receive their licenses in February 1999. Our land mobile revenue projections assumed that licenses would be issued Sooner, therefore so land mobile sales for the first quarter were below our expectations. Sales of marine communications and marine instrumentation products continued to contribute to the Company's performance. Marine communications sales were ahead of the same quarter last year and slightly below management's projections. Sales of GMDSS products were strong as expected though shortages of some products caused delays in shipments projected for the first quarter. Marine instrumentation sales were slightly less than the same quarter in the prior year and below management's projections. Instrumentation sales in the first quarter of last year were unusually strong and marine instrument revenues are expected to increase when the Company's new chart product starts shipping later this fiscal year.

Gross profit was $1,095,733 (36% of net sales), as compared to $951,637 (31% of net sales) in the prior year, an increase of $144,096 or 15%. The gross profit on land mobile products was $99,604 (22% of such sales), as compared to $(55,324) (-8% of such sales) in the prior year, an increase of $154,928. Land mobile gross profit improved due to better margin on mobile radio products and the sale of some higher margin repeater systems. The gross profit on marine communications systems was $807,783 (39% of such sales), as compared to $779,266 (42% of such sales) in the prior year, an increase of $28,517 or 4%. The gross profit on marine instrumentation systems was $188,346 (40% of such sales), as compared to $227,695 (44% of such sales) in the prior year, a decrease of $39,349 or 17%. The overall gross profit margin improved compared to the prior year due to higher margins on land mobile products. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. The market for communications products is very competitive and downward pressure on selling prices for mobile radios is expected to continue. We expect that land mobile gross margin will improve when shipments of base station products can resume as a result of Phase II licenses being granted. The profit margins on marine communication and marine instrumentation products vary according to product sales mix. Margins for marine communications and marine instrumentation products are expected to remain about the same as the current quarter.

Operating expenses were $1,380,966 (46% of net sales), as compared to $1,425,043 (46% of net sales) last year, a decrease of $44,077 or 3%. Engineering expenses were about 9% less than the prior year. Engineering salaries, consulting and consumable supplies expense comprised most of the reductions. Total selling expenses declined about 2%. Salary and royalty expenses declined while marketing expenses related specifically to the new chart product increased. Administrative expenses were comparable in total to the prior year. Narrowband operating expenses increased slightly due to higher site rental expenses.

Interest expense increased $78,371 or 50% over the prior year. The maturity date of the Subordinated Convertible Debentures was changed from December 2000 to February 1999 which resulted in increased amortization of the related discount and debt issuance costs. During April 1998 the Company issued additional warrants to the holders of the Subordinated Short Term Notes in connection with extending the maturity date of those notes. The $97,500 value of the warrants is amortized to expense over the one year term of the extension.

Other income increased because the Company was reimbursed for some non-recurring land mobile engineering services.

Income taxes were zero for 1999 and 1998 because the Company fully reserves its deferred tax asset.

Liquidity and Capital Resources

On January 2, 1999, the Company's principal sources of liquidity consisted of approximately $225,000 in cash and equivalents. The Company had drawn $1,418,665 on its $2,000,000 working capital bank line and there was no additional availability because the bank is not making any new advances and the line was overadvanced by $55,000. The maturity date of the bank line is February 28, 1999. Whether the line will be renewed and the terms of any such renewal cannot be determined at this time. The Company continues to have operating losses and negative cash flow from operating activities. The Company's current operating plans include a strategy for reducing expenses and certain cash payments in order to decrease the net cash used.

We are currently negotiating a new senior bank loan agreement with a different lender which would replace our current bank loan. The new agreement would give us additional borrowing capacity. In order to complete the new bank loan agreement, the holder of the Subordinated Convertible Debentures must agree to subordinate their debt to the new senior lender. We have not been able to obtain a subordination agreement at this time so further action on the new bank loan agreement has been postponed.

The Company also has subordinated debt obligations due in February and March 1999. In order to redeem its obligations as scheduled in February and March 1999, and meet its operating and capital requirements in 1999, the Company will require additional funding. The Company has engaged an investment banker to raise approximately $3,500,000 in subordinated debt, the proceeds of which would be used to redeem existing subordinated debt and provide additional working capital. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.

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

We have not completed our contingency plan for those areas which are most susceptible to disruption but plan to do so by July 1999. Due to the wide range of uncertainties surrounding Y2K issues we cannot be sure that our contingency plans will prevent all forms of disruptions. We estimate that the total costs incurred for Y2K compliance efforts through January 2, 1999 were $22,000 and that the remaining costs to be incurred will be approximately $12,000.

                         PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5

There were no reportable events or matters under these captions during the quarter ended January 2, 1999.

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

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

(b)      Reports on Form 8-K.  None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                                (Registrant)



Date: February 9, 1999                 /s/ JAN KALLSHIAN
      ----------------                 -----------------
                                       Jan Kallshian
                                       Chief Financial Officer