Form 10-Q
period 1999-04-03
DATAMARINE INTERNATIONAL INC
filed 1999-05-18
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 3, 1999
                        Commission File Number 0-8936

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

                              Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                Outstanding at April 3, 1999
      Common Stock, $.01 Par Value             1,541,131

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  Three Months Ended            Six Months Ended
                                -----------------------      ----------------------
                                 April 3,      April 4,      April 3,      April 4,
                                   1999          1998          1999          1998
                                --------       --------      --------      --------

Net sales                       $3,513,731    $3,004,467    $6,533,033    $6,096,191

Cost of products sold            2,142,204     1,983,495     4,065,773     4,123,582
                                ----------------------------------------------------

Gross profit                     1,371,527     1,020,972     2,467,260     1,972,609

Operating expenses:
  Research and development         343,152       342,792       680,796       712,663
  Selling                          613,186       585,409     1,277,761     1,261,981
  General and administrative       334,062       439,780       641,379       749,922
  Narrowband operations             72,495        70,430       143,925       138,888
                                ----------------------------------------------------
      Operating expenses         1,362,895     1,438,411     2,743,861     2,863,454
                                ----------------------------------------------------

Operating income (loss)              8,632      (417,439)     (276,601)     (890,845)

Interest expense                  (212,204)     (191,994)     (448,385)     (349,804)
Other income (expense), net        (17,727)       11,310        16,105        21,021
                                ----------------------------------------------------

Loss before income taxes          (221,299)     (598,123)     (708,881)   (1,219,628)

Benefit for income taxes                 -             -             -             -
                                ----------------------------------------------------

Net loss                       ($  221,299)  ($  598,123)  ($  708,881)  ($1,219,628)
                                ====================================================

Net loss per share, basic      ($     0.14)  ($     0.45)  ($     0.47)  ($     0.92)
Net loss per share, diluted    ($     0.14)  ($     0.45)  ($     0.47)  ($     0.92)

Average shares outstanding,
 basic and diluted               1,533,336     1,329,912     1,513,753     1,325,634


 The accompanying notes are an integral part of these financial statements.

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
                                                             April 3,      October 3,
                                   ASSETS                     1999           1998
                                                             --------        --------

Current assets:
  Cash and cash equivalents                                 $  278,075     $  393,161
  Accounts receivable, net of allowance of
   $149,633 and $118,218, respectively                       1,673,490      1,778,737
  Inventories                                                4,918,980      5,094,890
  Prepaid expenses and other current assets                    106,028        184,459
                                                            -------------------------
      Total current assets                                   6,976,573      7,451,247

Property, plant and equipment                                5,120,330      5,086,143
  Less accumulated depreciation                              3,624,142      3,451,165
                                                            -------------------------
      Property, plant and equipment, net                     1,496,188      1,634,978

Other assets, net                                              386,290        447,874
                                                            -------------------------

      Total assets                                          $8,859,051     $9,534,099
                                                            =========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Note payable to bank                                      $1,418,665     $1,418,665
  Notes payable to related parties and
   others                                                      544,697        744,697
  Accounts payable                                           1,210,091      1,319,375
  Accrued expenses                                           1,778,219      1,800,643
  Current maturities of long-term debt and
   capital lease obligations                                 2,065,749      1,932,026
                                                            -------------------------
      Total current liabilities                              7,017,421      7,215,406

Long-term debt and capital lease
 obligations, less current maturities                           76,341        109,702
                                                            -------------------------

      Total liabilities                                      7,093,762      7,325,108
                                                            -------------------------

Redeemable preferred stock, $1 par value; none issued                -              -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred stock; none issued                 -              -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares; 1,541,131 and 1,435,056
   shares issued and outstanding, respectively                  15,411         14,351
  Capital in excess of par value                             4,493,203      4,241,522
  Unearned compensation                                        (15,739)       (28,177)
  Retained earnings (accumulated deficit)                   (2,727,586)    (2,018,705)
                                                            -------------------------
      Total stockholders' equity                             1,765,289      2,208,991
                                                            -------------------------

      Total liabilities and stockholders' equity            $8,859,051     $9,534,099
                                                            =========================


 The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                    ---------------------------
                                                                     April 3,        April 4,
                                                                       1999            1998
                                                                     --------        --------

OPERATING ACTIVITIES
  Net loss                                                          $(708,881)     $(1,219,628)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                                     211,599          214,483
    Gain on asset dispositions                                        (10,790)         (10,790)
    Amortization of debenture discount and issue costs                183,920          127,777
    Provision for losses on accounts receivable                        30,807           32,008
    Employee investment plan expense                                   26,916           10,092
    Amortization of unearned compensation                              12,438           10,407
    Changes in operating assets and liabilities:
      Accounts receivable                                              74,440          (13,123)
      Inventories, prepaid expenses and other current assets          254,341          (83,695)
      Accounts payable and accrued expenses                          (103,890)         824,434
                                                                    --------------------------
  Net cash used in operating activities                               (29,100)        (108,035)

INVESTING ACTIVITIES
    Purchases of property, plant and equipment, including self-
     constructed equipment                                            (54,200)          (1,225)
    Other                                                             (10,642)          (6,883)
                                                                    --------------------------
  Net cash used in investing activities                               (64,842)          (8,108)

FINANCING ACTIVITIES
    Proceeds from sale of common stock                                  8,797            4,614
    Proceeds from notes payable to related parties and others               -          100,000
    Principal payments on note payable to bank, capital lease
     obligations and long-term debt                                   (29,941)        (239,528)
                                                                    --------------------------
  Net cash used in financing activities                               (21,144)        (134,914)

  Decrease in cash and cash equivalents during period                (115,086)        (251,057)
  Cash and cash equivalents at beginning of period                    393,161          532,896
                                                                    --------------------------

  Cash and cash equivalents at end of period                        $ 278,075      $   281,839
                                                                    ==========================

  Supplementary Cash Flow Information
    Interest paid                                                   $  74,162      $    89,152
    Capital lease obligations incurred to acquire equipment                 -           35,941
    Conversion of subordinated note and accrued interest              217,028                -


 The accompanying notes are an integral part of these financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

The accompanying unaudited, consolidated, condensed quarterly financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with Generally Accepted Accounting Principles ("GAAP"). The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim period. In the opinion of management, they fairly represent the operating results of the Company for the periods presented. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Accounting policies used in fiscal 1999 are consistent with those used in fiscal 1998. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended October 3, 1998.

2.  Going Concern

As shown in the consolidated financial statements the Company incurred a net loss of $708,881 for the six months ended April 3, 1999, and incurred losses for fiscal 1998 and 1997 as well. The Company is in violation of certain covenants of its senior bank loan and has certain subordinated debt obligations which were due in March 1999. These factors make the Company's ability to continue as a going concern contingent upon its ability to raise additional capital and operate at a profit.

The Company and the bank have reached a preliminary agreement whereby the maturity date of the bank line would be extended to August 31, 1999. The agreement has not yet been executed in final form but management expects the extension will be granted.

The Company has subordinated notes and accrued interest of approximately $226,000 which were due in March 1999. The note holders have not taken any action with respect to collection and the Company expects to obtain a six month extension on the maturity dates of these obligations.

The holder of the Company's $2,000,000 Subordinated Convertible Debentures filed suit on February 17, 1999 demanding payment of the Debenture principal and all accrued interest by February 22, 1999 (see Note 7).

In order to redeem its debt obligations and meet its operating and capital requirements in 1999 and 2000, the Company will require additional funding. The Company has engaged an investment banker to raise approximately $3,500,000 in subordinated debt, the proceeds of which would be used to redeem existing subordinated debt and provide additional working capital.
No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. If additional funds cannot be raised, management believes that the Company's debts and operating expenses can be restructured to allow continued operations.

3.  Inventory Components:

Inventories consisted of the following at:

                          April 3, 1999     October 3, 1998
                          -------------     ---------------

      Finished Goods        $1,893,633        $1,855,862
      Work-In-Process          121,693           436,443
      Raw Material           3,156,082         3,044,834
      Allowance               (252,428)         (242,249)
                            ----------------------------
                            $4,918,980        $5,094,890
                            ----------------------------


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

Stock options for 190,812 shares, preferred stock convertible into 182,000 shares, subordinated notes convertible into 114,703 shares and warrants for 53,420 common shares were not included in the loss per share calculation for the quarter ended April 3, 1999 because they would be anti-dilutive.

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

On December 14, 1998 the Company received notice from ASDP III's counsel that ASDP III had not executed the Amendments, did not intend to do so at that time and that it demanded numerous additional conditions placed upon its acceptance of the Amendments. Until receipt of this notice, the Company had not been aware that this was ASDP III's position with respect to the Amendments. After considering carefully its options and bearing in mind the best interests of the Company, the Company notified ASDP III on January 22, 1999 that the Company revoked the offer to amend that had been manifested by its own execution of the Amendment.

On February 17, 1999 the Company received a letter from the ASDP III's counsel demanding payment of the Debenture principal and all accrued interest by February 22, 1999. Under the terms of the Company's senior bank loan no such payment on the Debentures is allowed and no payment was made. The Company has received notice that on February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement based on the alleged events described above. The complaint asks for payment of the entire principal balance, accrued interest, default interest, costs and expenses. The Company filed its answer and counterclaims on April 2, 1999. The Company has also made a proposal to ASDP III for resolving the dispute by modifying the Debenture terms. The Company has not received any response to either its counterclaims or proposal for modifying the Debenture terms.

Due to uncertainties regarding the Debenture terms, and without waiving its right to take a different position in the future, the Company has elected to reflect the earlier February 19, 1999 maturity date in the financial statements. Accrued and unpaid interest on the Debentures as of April 3, 1999 was approximately $678,875. The Company does not currently have the resources to pay either the principal or accrued interest on the Debentures.

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

As of September 30, 1996 ownership of Phase I licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. The Federal Communications Commission ("FCC") conducted an auction of Phase II licenses which commenced in September 1998 and concluded in October 1998. The auction was for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC. Phase II licenses were granted in March 1999. Since license holders represent new potential customers for the Company's 220 MHz base stations, we expect demand for these higher margin products to increase in the future.

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

Foreign sales typically account for about 5% of our sales. In past years, narrowband products have only been sold domestically so foreign sales represent only marine revenues. With the recently completed auction of 220 MHz licenses in Mexico, narrowband products may begin to be sold outside the United States. The Company's Global Maritime Distress and Safety Systems are often sold outside the United States, which has recently increased the percentage of sales derived from foreign customers.

Products and Marketing

Land Mobile Communications - The Company's narrowband land mobile radio system products have been type accepted by the FCC for use in the 220 MHz radio service. These products consist of hand held, mobile and base station components, utilizing narrowband technology, an enhanced form of single sideband that is ideal for the 5 KHz channel width used in the 220 MHz radio service, and were developed for sale to business users of private land mobile radio services. The narrowband technology helps solve the problem of frequency congestion by allowing five narrowband channels to be operated within the same spectrum as would presently be utilized by one 25 KHz FM channel.

Marine Communications - The SEA marine communications products are high performance radios used on commercial vessels, fishing vessels and ocean-going yachts. The product line currently consists of 28 products with suggested list prices between $765 and $30,000. The SEA products include HF/SSB and VHF/FM radios, Satcom C, Weather fax, Emergency distress radio beacons (EPIRBS), Search and rescue transponders (SARTS) and Global Maritime Distress and Safety Systems (GMDSS).

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

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended April 3, 1999 and the comparable quarter in the prior fiscal year.

          Sales                                                     Gross Profit
-------------------------                                    --------------------------
 April 3,       April 4,                                      April 3,        April 4,
   1999           1998                                          1999            1998
---------------------------------------------------------------------------------------

$  328,770     $  724,144     Land Mobile Communications     $     (361)     $   80,885
 2,629,689      1,678,165       Marine Communications         1,119,777         686,993
   555,272        602,158       Marine Instrumentation          252,111         253,094
---------------------------------------------------------------------------------------
$3,513,731     $3,004,467               Total                $1,371,527      $1,020,972
=======================================================================================

Sales order backlogs at April 3, 1999 were as follows: Land Mobile Communications $1,487,000, Marine Communications $1,705,000 and Marine Instrumentation $132,000.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.

  Income and Expense Items                                   Percentage
as a Percentage of Net Sales                             Increase (Decrease)
----------------------------                             -------------------
                                                           1998      1997
   April 3,     April 4,                                    to        to
     1999         1998                                     1999      1998
----------------------------------------------------------------------------

     100%         100%             Net sales                 17       (11)
      61           66        Cost of products sold            8       (18)
      39           34             Gross profit               34         5
      39           48          Operating expenses            (5)        5
       0          (14)      Operating income (loss)        (102)        6
      (6)          (6)          Interest expense             11        42
      (6)         (20)         Loss before taxes            (63)       15
       -            -       Benefit for income taxes          -      (100)
      (6%)        (20%)             Net loss                (63)       73


Net sales increased by $509,264 or 17% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $395,374 or 55% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $951,524 or 57%. Net sales of the Company's marine instrumentation systems decreased by $46,886 or 8% compared to the same quarter in the prior fiscal year.

Land mobile revenues continue to be comprised mostly of mobile radio products and will continue to be so until new licenses holders begin to take delivery of repeater systems. Although the auction of Phase II licenses concluded in October 1998, successful bidders did not receive their licenses until March 1999. Our land mobile revenue projections assumed that licenses would be issued sooner, therefore current year land mobile sales have been less than management's forecast. In addition, sales were lower because the selling price of certain mobile radios was reduced in anticipation of the Company introducing a new mobile radio later this year. Sales of marine communications and marine instrumentation products continued to contribute to the Company's performance. Marine communications sales increased significantly over the same quarter last year and were consistent with management's projections. Sales of GMDSS products continued to be strong as forecast, though GMDSS revenue is expected to decline as customers satisfy regulatory requirements. Although marine instrumentation sales were slightly less than the same quarter in the prior year, they increased 18% over the first quarter of fiscal 1999. Second quarter instrumentation sales were significantly less than forecast due to the delayed introduction of the Company's new chart plotter. The new chart plotter is expected to begin shipping in June 1999.

Gross profit was $1,371,527 (39% of net sales), as compared to $1,020,972 (34% of net sales) in the prior year, an increase of $350,555 or 34%. The gross profit on land mobile products was ($361), as compared to $80,885 (11% of such sales) in the prior year, a decrease of $81,246. Land mobile gross profit declined due to the lack of base station sales and selling price reductions on certain mobile radio products. The gross profit on marine communications systems was $1,119,777 (43% of such sales), as compared to $686,993 (41% of such sales) in the prior year, an increase of $432,784 or 63%. The gross profit on marine instrumentation systems was $252,111 (45% of such sales), as compared to $253,094 (42% of such sales) in the prior year, a decrease of $983. The overall gross profit margin improved compared to the prior year due to a higher percentage of sales coming from marine products. Gross profit percentages for marine products are typically higher than those for land mobile radios. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. The market for communications products is very competitive and pressure on selling prices for mobile radios is expected to continue. We expect that land mobile gross margin will improve when shipments of base station products can resume as a result of Phase II licenses having been issued.
The profit margins on marine communication and marine instrumentation products vary according to product sales mix. Margins for marine communications and marine instrumentation products are expected to remain about the same as the current quarter, generally 41% to 45%.

Operating expenses were $1,362,895 (39% of net sales), as compared to $1,438,411 (48% of net sales) last year, a decrease of $75,516 or 5%. Engineering expenses were comparable to the same quarter in the prior year. Total selling expenses increased about 5%. Domestic advertising expenses and selling expenses of the Company's Australian subsidiary increased. Royalty expenses were lower than the prior year. Commission expense declined because a larger percentage of marine communications sales came from products not subject to sales commissions. Administrative expenses declined $106,000 or 24%. Expenses were unusually high last year due to legal and settlement costs recognized during the quarter ended April 4, 1998. Narrowband operating expenses increased slightly due to higher depreciation and site rental expenses.

Interest expense increased $20,210 or 11% over the prior year. The maturity date of the Subordinated Convertible Debentures was changed from December 2000 to February 1999 which resulted in increased amortization of the related discount and debt issuance costs. During April 1998 the Company issued additional warrants to the holders of the Subordinated Short Term Notes in connection with extending the maturity date of those notes. The $97,500 value of the warrants is amortized to expense over the one year term of the extension ending in March 1999.

Other expense, net, increased due to foreign currency adjustments by the Company's Australian subsidiary.

Income taxes were zero for 1999 and 1998 because the Company fully reserves its deferred tax asset.

Liquidity and Capital Resources

On April 3, 1999, the Company's principal sources of liquidity consisted of approximately $278,000 in cash and equivalents. The Company had drawn $1,418,665 on its $2,000,000 working capital bank line and there was no additional availability because the bank is not making any new advances and the line was over advanced by $123,000 at April 3, 1999. The maturity date of the bank line was February 28, 1999. The Company and the bank have reached a preliminary agreement whereby the maturity date of the bank line would be extended to August 31, 1999. The new terms would increase the interest rate to prime plus 1.75% and require the Company to grant the bank up to 9,000 common stock warrants. The agreement has not yet been executed in final form but management expects the extension will be granted. Although the Company continues to have net operating losses, cash flow from operating activities and the net change in cash were positive for the quarter. The Company has continued its operating plan for increasing revenues while reducing expenses and certain cash payments in order to decrease the net cash used.

We are currently negotiating a new senior bank loan agreement with a different lender which would replace our current bank loan. The new agreement would give us additional borrowing capacity. In order to complete the new bank loan agreement, the holder of the Subordinated Convertible Debentures must agree to subordinate their debt to the new senior lender.
We have made a proposal to the Debenture holder which includes new subordination terms but have yet to receive a response.

The Company has subordinated notes and accrued interest of approximately $226,000 which were due in March 1999. The note holders have not taken any action with respect to collection and the Company expects to obtain a six month extension on the maturity dates of these obligations.

The holder of the Company's $2,000,000 Subordinated Convertible Debentures filed suit on February 17, 1999 demanding payment of the Debenture principal and all accrued interest by February 22, 1999. The terms of the Debentures are the subject of litigation, the outcome of which cannot be determined at this time. The Debenture holder is party to a subordination agreement with the bank. Counsel for the bank has notified the Company and the Debenture holder that until such time as the bank has been repaid in full, the Debenture holder may not receive any payment, distribution, security or proceeds with respect to its subordinated debt.

In order to redeem its debt obligations and meet its operating and capital requirements in 1999 and 2000, the Company will require additional funding. The Company has engaged an investment banker to raise approximately
$3,500,000 in subordinated debt, the proceeds of which would be used to redeem existing subordinated debt and provide additional working capital.
No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. If additional funds cannot be raised management believes that the Company's debts and operating expenses can be restructured to allow continued operation.

Year 2000

We have a Year 2000 ("Y2K") compliance group which includes persons from engineering, manufacturing, sales and administration to oversee Y2K readiness, coordinate Y2K communications and report regularly to senior management.

The Company has implemented a program to identify and resolve the effect of Y2K software issues on the integrity and reliability of its products, financial and operational systems. In addition, the Company is also communicating with its principal customers, suppliers and service providers to assess whether Y2K issues will have an adverse impact on the Company.

We have completed a review of all of our products and have not identified any Y2K compliance problems. A majority of our products do not have date related functions and those that do are either Y2K compliant or do not use date information in critical functions. We have completed a review of our financial and information system areas and determined that our primary systems are Y2K compliant. One commercially available sales software product is not Y2K compliant but a compliant version is currently available and the Company expects to replace that software by July 1999. With regard to manufactured products, we have contacted a majority of our major suppliers. Of the suppliers which have responded to date, most have stated that they are Y2K compliant or intend to be so by the year 2000. Some of our suppliers have indicated that they are not responding to detailed Y2K inquiries, but that they do not foresee any Y2K compliance problems. Of course, there is no way to be certain that the supply of products from third parties will not be affected by Y2K problems, which could result in a disruption of the Company's normal production and sales operation.

Our contingency plan for those areas which are most susceptible to disruption is expected to be completed by July 1999. Due to the wide range of uncertainties surrounding Y2K issues we cannot be sure that our contingency plans will prevent all forms of disruptions. We estimate that the total costs incurred for Y2K compliance efforts through April 3, 1999 were $25,000 and that the remaining costs to be incurred will be approximately $9,000.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 19, 1995 Datamarine International, Inc. (the "Company") completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures") with Alta Subordinated Debt Partners III ("ASDP III"), originally due December 19, 2000.

On February 17, 1999 the Company received a letter from the ASDP III's counsel demanding payment of the Debenture principal and all accrued interest by February 22, 1999. Under the terms of the Company's senior bank loan no such payment on the Debentures is allowed and no payment was made. The Company has received notice that on February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement The complaint asks for payment of the entire principal balance, accrued interest, default interest, costs and expenses. The Company filed its answer and counterclaims on April 2, 1999. The Company has also made a proposal to ASDP III for resolving the dispute by modifying the Debenture terms. The Company has not received any response to either its counterclaims or proposal for modifying the Debenture terms.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) A special meeting in lieu of the annual meeting of shareholders was held March 9, 1999 in Seattle, Washington. All matters submitted to a vote of the Company's shareholders were described in the Company's proxy statement dated January 26, 1999.

(b) Stephen W. Frankel was elected as a director for a term ending in 2002. David C. Thompson and Peter D. Brown continued their term as directors.

(c)      Matters submitted to a vote of the shareholders included:

         (1) The election of Stephen W. Frankel as a director for a term ending in 2002.

              For                   1,381,671
              Authority Withheld        3,007

         (2) Change of domicile of the Company from Massachusetts to Washington.

              For               833,513
              Against             1,985
              Abstain               250
              Broker non-vote   548,930.

         (3) Proposal to authorize 10,000,000 shares of common stock for the newly formed Washington Corporation.

              For       1,294,009
              Against      59,082
              Abstain      31,587

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

27       Financial Data Schedule

(b) The following reports on Form 8K were filed during the quarter ended April 3, 1999. Form 8-K dated January 26, 1999. Revocation of offer to amend Debenture Agreement. Form 8-K dated
         March 30,1999.  Superior Court action by Debenture holder.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                             (Registrant)



Date: May 14, 1999                     /s/ JAN KALLSHIAN
      ------------                     -----------------
                                       Jan Kallshian
                                       Chief Financial Officer