Form 10-Q
period 1999-07-03
DATAMARINE INTERNATIONAL INC
filed 1999-08-17
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 3, 1999
                        Commission File Number 0-8936

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

                              Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                Outstanding at July 3, 1999
      Common Stock, $.01 Par Value             1,548,615


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                    Three Months Ended               Nine Months Ended
                                ---------------------------     ---------------------------
                                  July 3,         July 4,         July 3,         July 4,
                                   1999            1998            1999            1998
                                  -------         -------         -------         -------

Net sales                       $ 3,213,234     $ 3,067,707     $ 9,746,267     $ 9,163,898

Cost of products sold             2,077,899       2,035,863       6,143,672       6,159,445

Gross profit                      1,135,335       1,031,844       3,602,595       3,004,453

Operating expenses:
  Research and development          416,884         347,641       1,097,680       1,060,304
  Selling                           533,781         637,452       1,811,542       1,899,433
  General and administrative        355,496         388,006         996,875       1,137,928
  Narrowband operations              79,209          68,242         223,134         207,130
                                -----------------------------------------------------------
      Operating expenses          1,385,370       1,441,341       4,129,231       4,304,795
                                -----------------------------------------------------------

Operating loss                     (250,035)       (409,497)       (526,636)     (1,300,342)

Interest expense                   (167,851)       (241,991)       (616,236)       (591,795)
Other income, net                     1,844          11,676          17,949          32,697
                                -----------------------------------------------------------

Loss before income taxes           (416,042)       (639,812)     (1,124,923)     (1,859,440)

Benefit for income taxes                  -               -               -               -
                                -----------------------------------------------------------

Net loss                        $  (416,042)    $  (639,812)    $(1,124,923)    $(1,859,440)
                                ===========================================================

Net loss per share, basic       $     (0.27)    $     (0.48)    $     (0.74)    $     (1.40)
Net loss per share, diluted     $     (0.27)    $     (0.48)    $     (0.74)    $     (1.40)

Average shares outstanding,
 basic and diluted                1,545,391       1,330,671       1,524,299       1,327,271

 The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         (Unaudited)
                                                                           July 3,       October 3,
                                                                             1999           1998
                                   ASSETS                                -----------     ----------

Current assets:
  Cash and cash equivalents                                              $     6,935     $   393,161
  Accounts receivable, net of allowance of
   $157,723 and $118,218, respectively                                     1,525,733       1,778,737
  Inventories                                                              4,777,172       5,094,890
  Prepaid expenses and other current assets                                  194,548         184,459
                                                                         ---------------------------
      Total current assets                                                 6,504,388       7,451,247

Property, plant and equipment                                              5,121,405       5,086,143
  Less accumulated depreciation                                            3,718,338       3,451,165
                                                                         ---------------------------
      Property, plant and equipment, net                                   1,403,067       1,634,978

Other assets, net                                                            367,555         447,874
                                                                         ---------------------------

      Total assets                                                       $ 8,275,010     $ 9,534,099
                                                                         ===========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Note payable to bank                                                   $ 1,311,958     $ 1,418,665
  Notes payable to related parties and
   others                                                                    544,697         744,697
  Accounts payable                                                         1,064,569       1,319,375
  Accrued expenses                                                         1,809,022       1,800,643
  Current maturities of long-term debt and
   capital lease obligations                                               2,067,412       1,932,026
                                                                         ---------------------------
      Total current liabilities                                            6,797,658       7,215,406

Long-term debt and capital lease
 obligations, less current maturities                                         58,563         109,702
                                                                         ---------------------------

      Total liabilities                                                    6,856,221       7,325,108
                                                                         ---------------------------

Redeemable preferred stock, $1 par value; none issued                              -               -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred stock; none issued                               -               -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares; 1,548,615 and 1,435,056
   shares issued and outstanding, respectively                                15,486          14,351
  Capital in excess of par value                                           4,556,811       4,241,522
  Unearned compensation                                                       (9,880)        (28,177)
  Retained earnings (accumulated deficit)                                 (3,143,628)     (2,018,705)
                                                                         ---------------------------
      Total stockholders' equity                                           1,418,789       2,208,991
                                                                         ---------------------------

    Total liabilities and stockholders' equity                           $ 8,275,010     $ 9,534,099
                                                                         ===========================

 The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      Nine Months Ended
                                                                ----------------------------
                                                                   July 3,         July 4,
                                                                    1999            1998
                                                                   -------         -------

OPERATING ACTIVITIES
  Net loss                                                      $(1,124,923)    $(1,859,440)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                                   316,895         323,273
    Gain on asset dispositions                                      (16,186)        (16,185)
    Amortization of debenture discount and issue costs              250,185         223,140
    Provision for losses on accounts receivable                      43,381          47,944
    Employee investment plan expense                                 43,134          21,071
    Amortization of unearned compensation                            18,297          18,657
    Changes in operating assets and liabilities:
      Accounts receivable                                           209,623         241,075
      Inventories, prepaid expenses and other current assets        307,629        (243,902)
      Accounts payable and accrued expenses                        (213,213)        941,210
                                                                ---------------------------
  Net cash used in operating activities                            (165,178)       (303,157)

INVESTING ACTIVITIES
    Purchases of property, plant and equipment, including
     self-constructed equipment                                     (55,275)         (1,225)
    Other                                                           (23,107)         10,704
                                                                ---------------------------
  Net cash provided by (used in) investing activities               (78,382)          9,479

FINANCING ACTIVITIES
    Proceeds from sale of common stock                               10,097           7,224
    Proceeds from notes payable to related parties and others             -         100,000
    Proceeds from bank and other borrowings                               -         200,000
    Principal payments on note payable to bank, capital lease
     obligations and long-term debt                                (152,763)       (270,655)
                                                                ---------------------------
  Net cash provided by (used in) financing activities              (142,666)         36,569

  Decrease in cash and cash equivalents during period              (386,226)       (257,109)
  Cash and cash equivalents at beginning of period                  393,161         532,896
                                                                ---------------------------

  Cash and cash equivalents at end of period                    $     6,935     $   275,787
                                                                ===========================

  Supplementary Cash Flow Information
    Interest paid                                               $   118,770     $   128,880
    Capital lease obligations incurred to acquire equipment               -          35,941
    Conversion of subordinated note and accrued interest            217,028               -

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

2.  Going Concern

As shown in the consolidated financial statements the Company incurred a net loss of $1,124,923 for the nine months ended July 3, 1999, and incurred losses for fiscal 1998 and 1997 as well. During the quarter the Company and the bank reached an agreement whereby the revolving loan was renewed and the maturity date extended to August 31, 1999. The Company has subordinated notes and accrued interest of approximately $226,000 which were due in March 1999. During the quarter the notes were extended to September 1999. There can be no assurance that additional extensions can be obtained on either the senior bank line or the subordinated notes. These factors make the Company's ability to continue as a going concern contingent upon its ability to raise additional capital and operate at a profit.

The holder of the Company's $2,000,000 Subordinated Convertible Debentures filed suit on February 17, 1999 demanding payment of the Debenture principal and all accrued interest (see Note 7).

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

We are currently negotiating a new senior bank loan agreement with a different lender which would replace our current bank loan. The new agreement would give us additional borrowing capacity. In order to complete the new bank loan agreement, the holder of the Subordinated Convertible Debentures must agree to subordinate their debt to the new senior lender (see Note 7).

3.  Inventory Components:

Inventories consisted of the following at:


                         July 3, 1999    October 3, 1998
                         ------------    ---------------

      Finished Goods      $1,684,137       $1,855,862
      Work-In-Process        203,608          436,443
      Raw Material         3,160,495        3,044,834
      Allowance             (271,068)        (242,249)
                          ---------------------------
                          $4,777,172       $5,094,890
                          ---------------------------


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

Stock options for 193,812 shares, preferred stock convertible into 184,000 shares, subordinated notes convertible into 141,692 shares and warrants for 77,319 common shares were not included in the loss per share calculation for the quarter ended July 3, 1999 because they would be anti-dilutive.

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

On February 17, 1999 the Company received a letter from the ASDP III's counsel demanding payment of the Debenture principal and all accrued interest by February 22, 1999. Under the terms of the Company's senior bank loan no such payment on the Debentures is allowed and no payment was made. The Company has received notice that on February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement based on the alleged events described above. The complaint asks for payment of the entire principal balance, accrued interest, default interest, costs and expenses. The Company filed its answer and counterclaims on April 2, 1999. ASDP III has not filed any response to the Company's answer and counterclaims.
During July 1999 representatives of the Company and ASDP III met to discuss a new proposal for resolving the dispute. Preliminary terms have been discussed and ASDP III has agreed to resume negotiations when the Company has secured a new senior lending commitment. At this time no agreement to modify the Debenture terms has been executed with ASDP III.

Due to uncertainties regarding the Debenture terms, and without waiving its right to take a different position in the future, the Company has elected to reflect the earlier February 19, 1999 maturity date in the financial statements. Accrued and unpaid interest on the Debentures as of July 3, 1999 was approximately $748,875. The Company does not currently have the resources to pay either the principal or accrued interest on the Debentures.

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

Marine Instrumentation - Marine instrumentation products are sold primarily to the recreational boating market. The products are well established in the marketplace with up-to-date instruments for each type of pleasure craft: small boats and yachts; sail and power; inshore and offshore. The Datamarine product line currently consists of 28 products sold under the DART, LINK, Corinthian and ChartLINK names, with suggested list prices between $400 and $6,000. The Datamarine products include depth sounders, knotmeters and water temperature instruments, wind speed and direction instruments, integrated instruments, and electronic chart plotters.

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended July 3, 1999 and the comparable quarter in the prior fiscal year.


          Sales                                                 Gross Profit
------------------------                                  -------------------------
 July 3,       July 4,                                      July 3,        July 4,
  1999          1998                                         1999           1998
-----------------------------------------------------------------------------------

$  331,447    $  695,731    Land Mobile Communications    $  (28,257)    $   64,017
 2,067,086     1,699,754      Marine Communications          835,222        689,985
   814,671       672,222      Marine Instrumentation         328,370        277,842
-----------------------------------------------------------------------------------
$3,213,234    $3,067,707              Total               $1,135,335     $1,031,844
===================================================================================

Sales order backlogs at July 3, 1999 were as follows: Land Mobile Communications $1,695,000, Marine Communications $716,000 and Marine Instrumentation $90,000.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.

  Income and Expense Items                                    Percentage
as a Percentage of Net Sales                              Increase (Decrease)
----------------------------                              -------------------
                                                            1998       1997
   July 3,     July 4,                                       to         to
    1999        1998                                        1999       1998
-----------------------------------------------------------------------------

    100%        100%                   Net sales              5           3
     65          66              Cost of products sold        2           5
     35          34                   Gross profit           10          (1)
     43          47                Operating expenses        (4)         11
     (8)        (13)                 Operating loss         (39)         62
     (5)         (8)                Interest expense        (31)         79
    (13)        (21)               Loss before taxes        (35)         83
      -           -             Benefit for income taxes      -        (100)
    (13%)       (21%)                   Net loss            (35)        177

Net sales increased by $145,527 or 5% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $364,254 or 52% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems increased by $367,332 or 22%. Net sales of the Company's marine instrumentation systems increased by $142,449 or 21% compared to the same quarter in the prior fiscal year.

Land mobile revenues continue to be comprised mostly of mobile radio products and will continue to be so until new licenses holders begin to take delivery of repeater systems. Although the auction of Phase II licenses concluded in October 1998, successful bidders did not receive their licenses until March 1999. Our land mobile revenue projections assumed that licenses would be issued sooner, therefore current year land mobile sales have been less than management's forecast. Although the Company's land mobile order backlog continues to grow, customers have been slow to take delivery of new systems. In addition, sales were lower because the selling price of certain mobile radios was reduced in anticipation of the Company introducing a new mobile radio later this year. Sales of marine communications and marine instrumentation products continued to show significant improvement over the prior year. Marine communications sales increased significantly over the same quarter last year and exceeded management's projections. Sales of GMDSS products continued to be strong as forecast, though GMDSS revenue is slowing as customers satisfy regulatory requirements. Marine instrumentation sales increased due in part to shipments of the Company's new chart plotter starting in June.

Gross profit was $1,135,335 (35% of net sales), as compared to $1,031,844 (34% of net sales) in the prior year, an increase of $103,491 or 10%. The gross profit on land mobile products was ($28,257), as compared to $64,017 (9% of such sales) in the prior year, a decrease of $92,274. Land mobile gross profit declined due to the lack of base station sales and selling price reductions on certain mobile radio products. The gross profit on marine communications systems was $835,222 (40% of such sales), as compared to $689,985 (41% of such sales) in the prior year, an increase of $145,237 or 21%. The gross profit on marine instrumentation systems was $328,370 (40% of such sales), as compared to $277,842 (41% of such sales) in the prior year, an increase of $50,258 or 18%. Improvements in gross profit margin as a result of a higher percentage of sales coming from marine products were offset by the negative margin in the land mobile product line. Gross profit percentages for marine products are typically higher than those for land mobile radios. Land mobile margins vary depending upon the sales mix across the product line, and mobile radio products typically have substantially lower gross margins than base station equipment. The market for communications products is very competitive and pressure on selling prices for mobile radios is expected to continue. We expect that land mobile gross margin will improve when shipments of base station products resume as a result of Phase II licensees constructing new operating sites. The margin on land mobile radios is expected to improve when the Company starts shipping its new mobile radio later this year. The profit margins on marine communication and marine instrumentation products vary according to product sales mix. Margins for marine communications and marine instrumentation products are expected to remain in the range of 40% to 45%.

Operating expenses were $1,385,370 (43% of net sales), as compared to $1,441,341 (47% of net sales) last year, a decrease of $55,971 or 4%. Engineering expenses increased $69,243 due to the increased use of engineering consultants related to new marine communications and chart plotter products. Total selling expenses decreased $103,671 or 16%. The Company reduced its co-op advertising accrual rate because claims experience has been less than estimated. Commission expense declined because a larger percentage of marine communications sales came from products not subject to sales commissions. Administrative expenses declined $32,510 or 8%. Decreases in professional fees and corporate expenses were partially offset by increased recruiting expenses and costs associated with efforts to obtain a new senior bank loan. Narrowband operating expenses increased $10,967 or 16% due to higher site rental expenses.

Interest expense decreased $74,140 or 31% from the prior year. The change in maturity date of the Subordinated Convertible Debentures from December 2000 to February 1999 resulted in increased amortization of the related discount and debt issuance costs last year. Interest expense on bank borrowings was approximately the same as the previous year since the effect of a higher interest rate was partially offset by lower average borrowing balances.

Other income, net, decreased approximately $10,000. The prior year included non-recurring engineering revenue and income from rental real estate.

Income taxes were zero for 1999 and 1998 because the Company fully reserves its deferred tax asset.

Liquidity and Capital Resources

On July 3, 1999, the Company's principal sources of liquidity consisted of approximately $7,000 in cash and equivalents. During the quarter the Company and the bank reached an agreement whereby the line was renewed through August 31, 1999. The new terms increased the interest rate from prime plus .5% to prime plus 1.75% and requires the Company to grant the bank up to 9,000 common stock warrants at an exercise price of $2.625 per share. The new loan agreement also requires that any overadvances be reduced by $50,000 per month commencing May 31, 1999. As of July 3, 1999 the Company had drawn $1,311,958 on its revolving line which has a borrowing limit of $1,418,665.

The Company has continued its operating plan for increasing revenues while reducing expenses and certain cash payments in order to decrease the net cash used.


We are currently negotiating a new senior bank loan agreement with a different lender which would replace our current bank loan. The new agreement would give us additional borrowing capacity. In order to complete the new bank loan agreement, ASDP III, the holder of the Subordinated Convertible Debentures must agree to subordinate their debt to the new senior lender. Preliminary terms have been discussed and ASDP III has agreed to resume negotiations when the Company has secured a new senior lending commitment. At this time no agreement to modify the Debenture terms has been executed with ASDP III.

The Company has subordinated notes and accrued interest of approximately $226,000 which were due in March 1999. The note holders have agreed to extend the maturity date to September 1999 in exchange for an additional 3,360 $0.10 common stock warrants.

ASDP III, the holder of the Company's $2,000,000 Subordinated Convertible Debentures, filed suit on February 17, 1999 demanding payment of the Debenture principal and all accrued interest by February 22, 1999. The terms of the Debentures are the subject of litigation, the outcome of which cannot be determined at this time. The Debenture holder is party to a subordination agreement with the bank. Counsel for the bank has notified the Company and the Debenture holder that until such time as the bank has been repaid in full, the Debenture holder may not receive any payment, distribution, security or proceeds with respect to its subordinated debt.

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

We believe that our contingency plan for those areas which are most susceptible to disruption is complete. Due to the wide range of uncertainties surrounding Y2K issues we cannot be sure that our contingency plans will prevent all forms of disruptions. We estimate that the total costs incurred for Y2K compliance efforts through July 3, 1999 were $35,000 and do not foresee any significant additional costs of compliance.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 17, 1999 the Company received a letter from the ASDP III's counsel demanding payment of the Subordinated Convertible Debenture principal and all accrued interest by February 22, 1999. Under the terms of the Company's senior bank loan no such payment on the Debentures is allowed and no payment was made. The Company has received notice that on February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement. The complaint asks for payment of the entire principal balance, accrued interest, default interest, costs and expenses. The Company filed its answer and counterclaims on April 2, 1999. The Company has not received any response to either its answer or its counterclaims. The Company is not aware of any change in the legal status of this matter since April 2, 1999.

Items 2, 3, 4 and 5

There were no reportable events under these captions for the quarter ended July 3, 1999.

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

27       Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended July 3, 1999.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                                (Registrant)



Date: August 13, 1999                  /s/ JAN KALLSHIAN
      ---------------                  -----------------
                                       Jan Kallshian
                                       Chief Financial Officer