Form 10KSB
period 1999-10-02
DATAMARINE INTERNATIONAL INC
filed 2000-01-18
CIK 27075

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                 FORM 10-KSB

X Annual Report Pursuant to Section 13 or 15(d)of The Securities Exchange Act of 1934

For the fiscal year ended October 2, 1999.  Commission file number 0-8936.

                       DATAMARINE  INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

                Massachusetts                          04-2454559
         (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)           Identification No.)

         7030 220th S.W., Mountlake Terrace, Washington       98043
            (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:    (425) 771-2182

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Class
                    Common Stock, with par value of $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]   No [ ]
                                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 17, 1999 was approximately $1,692,000.

The number of shares of the Registrant's common stock outstanding as of December 17, 1999 was 1,700,529 shares.


PART  I

ITEM 1.  BUSINESS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in forward-looking statements.

Introduction

Datamarine International, Inc. and its subsidiaries ("we" or the "Company") manufacture radio communications and navigation instrumentation products. Presently, the Company's primary operations are in a single industry segment, namely electronics. The Company also owns and manages specialized mobile radio ("SMR") licenses in the 220 MHz radio service, although revenues from such operations to date have been immaterial.

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

As of September 30, 1996 ownership of Phase I licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. The Federal Communications Commission ("FCC") conducted an auction of Phase II licenses which commenced in September 1998 and concluded in October 1998. The auction was for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC. We expect the recently auctioned Phase II licenses to increase demand for our higher margin 220 MHz base station products.

During fiscal 1995 Narrowband Network Systems, Inc. ("NNS") was incorporated in the state of Washington as a subsidiary of SEA, and SEA owns 97.5% of NNS's outstanding stock. NNS was formed to participate in the business of providing SMR services. NNS has entered into both "Management Agreements" and "Operator Agreements" with the holders of 220 MHz licenses granted by the FCC related to SMR services in approximately 47 market areas across the United States. Management Agreements require NNS to construct, develop and operate SMR systems in certain markets. Operator Agreements require NNS to provide licenses, system facilities and "SMR Operators" in certain markets. The Management Agreements typically allow NNS to acquire the license holder's interest in exchange for a percentage of gross receipts from the system and a percentage of any profit realized by NNS upon the system's ultimate disposition. The Operator Agreements typically give NNS a contractual percentage of system revenue based on the level of support provided to each system. The Company has met all regulatory build-out requirements related to its licenses. Because NNS has only limited operations, revenues and associated cash expenses have been immaterial since inception.

In connection with the preparation of its Consolidated Financial Statements for 1999, the Company implemented a recently issued accounting standard which calls for information regarding the Company's operations to be reported by segments. The Company is organized into three primary operating segments according to its primary product categories: "Land Mobile Communications", "Marine Communications" and "Marine Instrumentation", and a less significant but separately identifiable segment referred to as "Narrowband Operations." Information regarding net sales, operating profit and identifiable assets for each segment can be found under the heading "Results of Operations" in Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations", and in the "Notes to Consolidated Financial Statements." Certain reclassifications have been made to the prior years' financial statements in order to conform to the 1999 presentation, with no impact on previously reported net loss or stockholders' equity.

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

International Sales

Foreign sales accounted for approximately 17% of our sales in fiscal 1999 and 5% of our sales in fiscal 1998. The increase in foreign sales resulted from two factors. Prior to 1999, narrowband products were sold only domestically so foreign sales represented only marine revenues. During 1999 the Company made its first sales of land mobile products in Mexico and we expect to continue selling land mobile products in Mexico. Foreign revenues from marine products were unusually high because many of the Company's GMDSS products were sold outside the United States. We do not expect export sales of GMDSS products to continue at the 1999 rate.

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

Sales order backlogs stood at $1,900,000 at October 2, 1999, compared to $963,000 at October 3, 1998. Of the total October 2, 1999 backlog, land mobile products represented $1,429,000, marine communications products represented $421,000 and marine instrumentation products represented $50,000.

Orders for the Company's land mobile repeater systems represented approximately 82% of the land mobile product backlog. Deliveries of repeater systems can occur over an extended time period and are subject to some uncertainty, thus the Company does not consider the repeater backlog to be firm.

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

Warranty

Products are sold with either a one-year or two-year parts and labor limited warranty.

Research and Development

We are committed to a continuing program of designing new products and improving the product designs presently in production. During fiscal 1999 we spent approximately $1,438,000 on research and development compared to $1,415,000 in 1998. The Company has 15 full-time employees engaged in research and development activities.

Patents

The Company has two United States patents related to its radio products.
The Company views its patents as valuable assets, but believes that its position in the market is not dependent upon the protection offered thereby.

Employees

The Company had approximately 89 full-time employees on October 2, 1999. This compares to 104 on October 3, 1998. The Company has no collective bargaining agreements and believes relations with its employees are good.

Environmental

The Company knows of no statutory requirements with respect to environmental quality which can be expected to have a material effect upon the Company's capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

The manufacturing and general administrative offices of the Company are located in a group of buildings totaling 39,000 square-feet in Mountlake Terrace, Washington, pursuant to a lease which expires in December 2002. During fiscal 1998 we relocated our marine instrumentation service facility to a 2,400 square foot building within the same city of Pocasset, Massachusetts. The facility is comprised of two buildings, one of which is owned and one of which is leased under a one year agreement expiring in May 2000. The sales and warehousing operation of a majority-owned subsidiary, Datamarine International Australia, PTY, LTD., is located in a leased 2,500 square-foot building in Chatsworth, New South Wales, Australia.

ITEM 3.  LEGAL PROCEEDINGS

On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures") with Alta Subordinated Debt Partners III ("ASDP III"), originally due December 19, 2000.

On November 24, 1997 the Company received notice from ASDP III of an alleged violation of certain covenants related to the Debenture Purchase Agreement dated December 19, 1995. The alleged default was based on a breach of financial covenants concerning additional debt, and was not based on the particular terms of the additional debt, nor was it payment related. ASDP III with respect to the additional debt claimed that an event of default had occurred, that the default had remained uncured for more than thirty days, and that the Debentures were immediately due and payable. Management of the Company believed that it had obtained the consent of ASDP III and did not agree with the claims made by ASDP III.

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

On February 17, 1999 the Company received a letter from the ASDP III's counsel demanding payment of the Debenture principal and all accrued interest by February 22, 1999. Under the terms of the Company's senior bank loan no such payment on the Debentures is allowed and no payment was made. The Company has received notice that on February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement based on the alleged events described above. The complaint seeks damages in the amount of $2,827,863 plus interest and reasonable attorneys' fees and costs. The Company filed its answer and counterclaims on April 2, 1999 and intends to vigorously defend itself in this matter. The case is currently in the discovery phase and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended October 2, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the OTCBB under the symbol "DMAR". As of December 17, 1999, there were approximately 900 stockholders of record.

The accompanying table shows the range of trading prices for the past two years by fiscal quarter:


                            1st        2nd        3rd        4th

Fiscal 1999:      High      4          4 1/8      3          2 3/8
                  Low       1 1/8      2          2 1/8      1 1/16
Fiscal 1998:      High      5          6 3/4      5 5/8      5 1/4
                  Low       3          2 7/8      4          3 1/4

No dividends have been declared or paid by the Company. The Company currently intends to retain any earnings to fund the development and growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in the report. All of the historical selected financial data set forth below has been derived from audited financial statements of the Company.


Income Statement Data for          October 2,       October 3,       September 27,    September 28,    September 30,
 the Year Ended                       1999             1998              1997             1996             1995

Net sales                          $12,117,259      $12,382,551      $12,090,678      $16,590,002      $14,786,658
Cost of products sold                7,849,831        8,077,225        8,243,556        9,555,599        9,128,693
Operating expenses, excluding
 restructuring charge                5,381,823        5,659,482        5,370,323        5,627,499        5,584,954
Restructuring charge                         -                -                -                -          686,458
                                   -------------------------------------------------------------------------------
Operating income (loss)             (1,114,395)      (1,354,156)      (1,523,201)       1,406,904         (613,447)
                                   -------------------------------------------------------------------------------
Interest expense                       753,979          836,812          563,617          380,564          193,037
Other (income), net                    (31,596)         (48,995)         (56,396)        (112,724)         (39,719)
Income tax expense (benefit)                 -                -          737,909          388,083       (1,083,640)
                                   -------------------------------------------------------------------------------
Net income (loss)                  $(1,836,778)     $(2,141,973)     $(2,768,331)     $   750,981      $   316,875
                                   ===============================================================================

Basic income (loss) per share      $     (1.19)     $     (1.60)     $     (2.11)     $       .58      $       .25
Diluted income (loss) per share    $     (1.19)     $     (1.60)     $     (2.11)     $       .49      $       .23


                                   October 2,       October 3,       September27,     September 28,    September 30,
Balance Sheet Data                    1999             1998              1997             1996             1995

Total assets                       $7,597,760       $9,534,099       $10,139,922      $12,649,846      $ 9,323,581
Notes payable to bank               1,097,312        1,418,665         1,367,561        1,750,000        1,325,353
Notes payable to related
 parties and others                   452,000          744,697           850,887                -           30,000
Long-term obligations, including
 current portion                    2,126,608        2,041,728         1,948,979        2,022,978          642,800
Stockholders' equity                  863,890        2,208,991         3,898,836        6,536,934        5,198,391

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


                                    1999                       1998

Net Sales:
Land mobile communications      $ 1,566,585       13%      $ 3,032,939       24%
Marine communications             8,142,812       67%        7,005,466       57%
Marine instrumentation            2,399,012       20%        2,332,352       19%
Narrowband operations                 8,850        -            11,794        -
                                ------------------------------------------------
Consolidated net sales          $12,117,259      100%      $12,382,551      100%
                                ================================================

Operating income (loss):
Land mobile communications      $(1,545,502)                (1,498,680)
Marine communications               868,437                    517,738
Marine instrumentation               81,420                    116,446
Narrowband operations              (309,505)                  (263,185)
All other                          (217,370)                  (226,475)
                                --------------------------------------
Consolidated operating loss      (1,114,395)                (1,354,156)
Net loss                         (1,836,778)                (2,141,973)
Basic loss per share                  (1.19)                     (1.60)

Financial information for "All other" reflects headquarters operating expenses which are not attributable to specific business segments.

The following tables set forth certain items (expressed as a percentage of net sales) included in Selected Financial Data and should be read in connection with the Consolidated Financial Statements of the Company including the Notes to Consolidated Financial Statements, presented elsewhere in this report.


    Income and                                              Percentage
   Expense Items                                         Increase (Decrease)
As a Percentage of
    Net Sales

----------------------------------------------------------------------------

1999      1998                                             1998   to   1997
                                                           1999   to   1998

100%      100%      Net sales                               (2)%         2%
 65        65       Cost of products sold                   (3)         (2)
 35        35       Gross profit                            (1)         12
 12        11       Research and development                 2           9
 19        21       Selling                                 (9)          1
 11        12       General and administrative              (8)         13
  2         2       Narrowband operations                   13          (1)
 44        46       Operating expenses                      (5)          5
 (9)      (11)      Operating income (loss)                (18)        (11)
--------------------------------------------------------------------------
  6         7       Interest expense                       (10)         48
  -         -       Other (income), net                    (36)        (13)
(15)      (17)      Income (loss) before income taxes      (14)          5
  -         -       Income tax expense (benefit)             -        (100)
(15)%     (17)%     Net income (loss)                      (14)%       (23)%

Fiscal 1999 compared to 1998

Net sales decreased by $265,292 or 2%, to $12,117,259 for 1999 from $12,382,551 in 1998. Net sales of the Company's narrowband products decreased by $1,466,354, or 48%, to $1,566,585 for 1999 from $3,032,939 in
1998. Net sales of the Company's marine radio systems increased by $1,137,346, or 16%, to $8,142,812 for 1999 from $7,005,466 in 1998. Net sales of the Company's recreational marine instrumentation systems increased by $66,660, or 3%, to $2,399,012 for 1999 from $2,332,352 in 1998.

Land mobile revenues continue to be comprised mostly of mobile radio products and will continue to be so until new license holders begin to take delivery of repeater systems. Although the auction of Phase II licenses concluded in October 1998, successful bidders did not receive their licenses until March 1999. Our land mobile revenue projections assumed that licenses would be issued sooner, therefore current year land mobile sales have been less than originally forecast for 1999. Although the Company's land mobile order backlog continues to grow, customers have been slow to take delivery of new systems. In addition, sales were lower because the selling price of certain mobile radios was reduced in anticipation of the Company introducing the new Model 604 mobile radio during the year. The 604 started shipping in September 1999, but we do not expect the radio to ship in significant quantity until the third quarter of fiscal 2000. Management expects that the FCC's issuance of new licenses will provide an opportunity for significant revenue growth in the narrowband product line. In September 1999, the Company did make its first sale of land mobile repeaters, mobile and portable radios in Mexico. Management expects that the recent auction of 220 MHz licenses in Mexico will provide additional selling opportunities for the Company.

Sales of marine communications products showed a significant increase over the prior year and exceeded management's projections. Sales of GMDSS products contributed to strong revenue growth, though GMDSS revenue is slowing as customers satisfy regulatory requirements. The Company plans to replace slowing GMDSS sales with new products which should start shipping during the third quarter of fiscal 2000.

Sales of marine instrumentation systems increased slightly, due in part to shipments of the Company's new chart plotter starting in June 1999.
Marine instrumentation sales are expected to improve again in 2000 as plotter shipments increase, though this category continues to be extremely competitive.

Gross profit for 1999 was $4,267,428 (35% of net sales), as compared to $4,305,326 (35% of net sales) in 1998, a decrease of $37,898 or 1%. The gross profit on narrowband products for 1999 was $46,971 (3% of such sales), as compared to $462,857 (15% of such sales) in 1998, a decrease of $415,886 or 90%. Margins on narrowband products fluctuate based on product mix, and are generally much higher on base station products than on mobile radios. The FCC build-out deadline caused base station revenues to decline sharply, so the majority of land mobile revenue in both 1999 and 1998 came from the sale of lower margin mobile radios. Price reductions on some radios also caused gross margin to decline. The market for communications products is very competitive and pressure on selling prices for mobile radios is expected to continue. We expect that land mobile gross margin will improve when shipments of base station products resume as a result of Phase II licensees constructing new operating sites.

The gross profit on marine radio systems for 1999 was $3,227,328 (40% of such sales), as compared to $2,845,604 (41% of such sales), an increase of $381,724 or 13%. The overall gross margin percentage on marine communications products was comparable to last year. Strong sales of Global Maritime Distress and Safety System (GMDSS) products accounted for much of the total increase in gross margin.

The gross profit on marine instrumentation systems for 1999 was $985,004 (41% of such sales), as compared to $986,065 (42% of such sales), a decrease of $1,061. Product mix and gross margin in this sector were comparable to the prior year. Management expects that increased sales of the Company's new chart plotter will improve margin in the instrumentation product line.

Operating expenses were $5,381,823 (44% of net sales) in 1999, as compared to $5,659,482 (46% of net sales), a decrease of $277,659 or 5%. Total selling expenses decreased $219,490 or 9%. Advertising expenses decreased approximately $80,000 or 26%. The Company decreased its co-op advertising accrual rate because claims experience has been less than estimated. Commission expense declined $149,000 or 22% because a large portion of marine communications sales came from products not subject to sales commissions. Royalty expense declined $54,000 from the prior year because the remaining balance of a prepaid royalty agreement was written off in 1998.

Administrative expenses decreased $116,672 or 8%. Administrative salary expense was $77,000 higher than the prior year because 1998 included the elimination of profit sharing. Professional fees were $136,000 less than the prior year due to higher than normal costs associated with litigation settled in 1998, and legal and accounting fees in connection with negotiations related to the terms of the Subordinated Convertible Debenture.

Research and development expenses increased $22,983 or 2%. Engineering consumables decreased $78,000 from the prior year due to those expenses being incurred in the early phases of projects started in 1998. Outside engineering services and consultants increased $97,000 or 46%. The increases were due to new product development in marine communications and cost sharing of engineering expenses related to the new electronic chart plotter.

Narrowband operating expenses were $309,505 compared to $273,985 the prior year. Increases in rental expense for the Company's 220 MHz sites accounted for $32,000 of the increase.

Interest expense for 1999 was $753,979 as compared to $836,812 for 1998. Decreases in interest expense as a result of the amortization of debt discount being completed in February 1999 were partially offset by increases due to warrants issued to the bank and other note holders in connection with loan extensions. The increased interest rate on bank borrowings was offset by lower average loan balances. Other income, net of $31,596 in 1999 was comparable to other income of $48,995 in 1998.

Income tax expense for 1999 and 1998 was $0. The Company has established a valuation allowance equal to 100% of the deferred tax asset.

The net loss for 1999 was $1,836,778 compared to a net loss of $2,141,973 in 1998, a decrease of 14%.

Fiscal 1998 compared to 1997

Net sales increased by $291,873 or 2%, to $12,382,551 for 1998 from $12,090,678 in 1997. Net sales of the Company's narrowband products decreased by $1,560,287, or 34%, to $3,032,939 for 1998 from $4,593,226 in
1997. Net sales of the Company's marine radio systems increased by $1,886,888, or 37%, to $7,005,466 for 1998 from $5,118,578 in 1997. Net sales of the Company's recreational marine instrumentation systems decreased by $36,587, or 2%, to $2,332,352 for 1998 from $2,368,939 in 1997.

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

Gross profit for 1998 was $4,305,326 (35% of net sales), as compared to $3,847,122 (32% of net sales) in 1997, an increase of $458,204 or 12%. The gross profit on narrowband products for 1998 was $462,857 (15% of such sales), as compared to $705,244 (15% of such sales) in 1997, a decrease of $242,387 or 34%. Margins on narrowband products fluctuate based on product mix, and are generally much higher on base station products than on mobile radios. The FCC build-out deadline caused base station revenues to decline sharply, so the majority of land mobile revenue in both 1998 and 1997 came from the sale of lower margin mobile radios. We expect that the recently completed auction of new 220 MHz licenses will increase demand for repeater systems. Increased demand for repeaters will increase land mobile sales and gross margin percentages. The gross profit on marine radio systems for 1998 was $2,845,604 (41% of such sales), as compared to $2,233,710 (44% of such sales), an increase of $611,894 or 27%. The overall gross margin percentage on marine communications products was slightly lower than the prior year due mostly to small changes in product mix and slightly lower prices on some models. Continued sales growth in newer Global Maritime Distress and Safety System (GMDSS) products and the Company's new all digital SEA model 235 radio product accounted for much of the total increase in gross margin. The gross profit on marine instrumentation systems for 1998 was $986,065 (42% of such sales), as compared to $897,897 (38% of such sales), an increase of $88,168 or 10%. Although sales of marine instrumentation products decreased slightly from 1997, gross margin increased due to a more favorable mix of products sold.

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

Capital Expenditures

Capital expenditures for 1999 were $73,000 (including capital lease additions of $17,000) and $53,000 (including capital lease additions of $36,000) in 1998. Planned capital expenditures in fiscal year 2000 are $242,000, primarily for production and engineering equipment.

Liquidity and Capital Resources

Net cash provided by operating activities was $96,993 for 1999, a $209,376 increase from $112,383 net cash used in operating activities last year. Decreases in cash provided by increases in accounts payable and accrued expenses were offset by decreases in accounts receivable and inventories.
At the end of 1999 the sales order backlogs stood at $1,900,000, compared to $963,000 at October 3, 1998. Of the total October 2, 1999 backlog, land mobile products represented $1,429,000, marine communications products represented $421,000 and marine instrumentation products represented $50,000. The Company has a bank line with a maximum borrowing limit of $1,418,665. The amount available under the line is based upon a formula that considers the Company's trade receivables and finished goods inventory. At October 2, 1999 the amount outstanding on the line was $1,097,312 which was the maximum borrowing supported by the collateral at that date.

The loan agreement contains covenants which require the Company to maintain a tangible net worth as defined by the bank of $2,050,000, a minimum current ratio of 1.0 and a maximum debt to net worth ratio of 3.4. The Company is in compliance with these loan covenants. We do not have a commitment from our bank to extend the term of our variable bank line of credit. Although the bank has been willing to extend the loan for a short period there can be no assurance that the bank will elect to renew the line at maturity under the current or any other terms. If the bank were to demand immediate repayment of the loan the Company would not have sufficient resources to do so. Any action the bank might take to pursue immediate collection of the loan would have severe consequences for the Company.

Losses incurred by the Company in 1999 and 1998 are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line.
We believe that additional sales of land mobile products will result from the March 1999 issuance of Phase II licenses by the FCC, and the Company's introduction of new land mobile products. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may also elect to raise capital by selling 220 MHz licenses and repeater hardware owned by its subsidiary, Narrowband Network Systems, Inc.

In the last year the Company has had discussions with a number of senior lenders and management believes the Company could obtain new senior debt on reasonable terms. However, in order to complete a new senior loan agreement Alta Subordinated Debt Partners III ("ASDP III"), the holder of the Subordinated Convertible Debentures (see Note 9), must agree to subordinate their debt to the new senior lender. We have not been able to obtain a subordination agreement from ASDP III so further action on the new bank financing has been postponed.

As described in Note 9, we have subordinated debt obligations due in December 2000 and the debt is the subject of litigation. In order to redeem its obligations as scheduled and meet its operating and capital requirements in 2000, the Company will require additional funding. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. If the subordinated debt cannot be redeemed as scheduled the lenders may take action against the Company to pursue their rights under the agreements. Since the rights of the subordinated debt holders are junior to those of the bank, any action taken by the subordinated debt holders would likely be subject to, and delayed by, actions taken by the bank. Nevertheless, any such action could have severe consequences for the Company.

Other Matters

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

We believe that our contingency plan for those areas which are most susceptible to disruption is complete. Due to the wide range of uncertainties surrounding Y2K issues we cannot be sure that our contingency plans will prevent all forms of disruptions. We estimate that the total costs incurred for Y2K compliance efforts through October 2, 1999 were $35,000 and do not foresee any significant additional costs of compliance.

Impact of Inflation

The Company's results are influenced by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the negative impact of inflation on its operations. For the fiscal years 1999 and 1998 the influence of inflation has been immaterial to the Company.

Forward-looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Statements included in this report which are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. This Annual Report on Form 10-KSB and Quarterly Reports on Form 10-Q contain certain detailed factors that could cause the Company's actual results to differ materially from forward-looking statements made by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Financial Statements
                               October 2, 1999

                                    INDEX


                                                                  Page(s)
                                                                  -------

Report of Independent Accountants                                    16

Consolidated Balance Sheets, October 2, 1999 and
 October 3, 1998                                                     17

Consolidated Statements of Operations for the years
 ended October 2, 1999 and October 3, 1998                           18

Consolidated Statements of Stockholders' Equity for
 the years ended October 2, 1999 and October 3, 1998                 19

Consolidated Statements of Cash Flows for the years
 ended October 2, 1999 and October 3, 1998                           20

Notes to Consolidated Financial Statements                          21-37

             Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Datamarine International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Datamarine International, Inc. and Subsidiaries as of October 2, 1999 and October 3, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datamarine International, Inc. and Subsidiaries as of October 2, 1999 and October 3, 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,836,778 during the year ended October 2, 1999, and, as of that date, the Company's senior bank loan agreement has not been renewed. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Seattle, Washington
November 24, 1999

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets


                ASSETS                                                    October 2,       October 3,
                                                                             1999             1998

Current assets:
  Cash and cash equivalents                                              $    39,189      $   393,161
  Accounts receivable, less allowance for doubtful
  accounts of $153,743 and $118,218, respectively                          1,274,907        1,778,737
  Inventories                                                              4,487,190        5,094,890
  Prepaid expenses and other current assets                                  133,982          184,459
                                                                         ----------------------------
      Total current assets                                                 5,935,268        7,451,247

Property, plant and equipment                                              5,138,802        5,086,143
Less accumulated depreciation                                              3,814,391        3,451,165
                                                                         ----------------------------
  Property, plant and equipment, net                                       1,324,411        1,634,978

Other assets, net                                                            338,081          447,874
                                                                         ----------------------------

      Total assets                                                       $ 7,597,760      $ 9,534,099
                                                                         ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                                   $ 1,097,312      $ 1,418,665
  Notes payable to related parties and others                                452,000          744,697
  Current maturities of capital lease obligations                             56,431           58,285
  Current maturities of long-term debt                                     2,004,461        1,873,741
  Accounts payable                                                         1,268,558        1,319,375
  Accrued expenses                                                         1,789,392        1,800,643
                                                                         ----------------------------
      Total current liabilities                                            6,668,154        7,215,406

Capital lease obligations, less current maturities                            12,688           52,640
Long-term debt, less current maturities                                       53,028           57,062
                                                                         ----------------------------
       Total liabilities                                                   6,733,870        7,325,108
                                                                         ----------------------------

Commitments and contingencies                                                      -                -

Redeemable preferred stock, $1 par value; none issued                              -                -

Stockholders' equity:
  Convertible preferred stock, $1 par value - authorized 1,000,000
   shares, including redeemable preferred stock; none issued                       -                -
  Common stock, $.01 par value - authorized 3,000,000 shares;
   1,689,742 and 1,435,056 shares issued and outstanding, respectively        16,897           14,351
  Capital in excess of par value                                           4,717,736        4,241,522
  Unearned compensation                                                      (15,260)         (28,177)
  Accumulated deficit                                                     (3,855,483)      (2,018,705)
                                                                         ----------------------------
      Total stockholders' equity                                             863,890        2,208,991
                                                                         ----------------------------

         Total liabilities and stockholders' equity                      $ 7,597,760      $ 9,534,099
                                                                         ============================

The accompanying notes are an integral part of the consolidated financial statements.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations
for the years ended October 2, 1999 and October 3, 1998


                                                October 2,       October 3,
                                                   1999             1998

Net sales                                      $12,117,259      $12,382,551
Cost of products sold                            7,849,831        8,077,225
                                               ----------------------------
      Gross profit                               4,267,428        4,305,326

Operating expenses:
  Research and development                       1,437,557        1,414,574
  Selling                                        2,300,798        2,520,288
  General and administrative                     1,333,963        1,450,635
  Narrowband operations                            309,505          273,985
                                               ----------------------------

      Operating expenses                         5,381,823        5,659,482
                                               ----------------------------

Operating loss                                  (1,114,395)      (1,354,156)

Interest expense                                   753,979          836,812
Other income, net                                  (31,596)         (48,995)
                                               ----------------------------

Loss before income taxes                        (1,836,778)      (2,141,973)
Income taxes                                             -                -
                                               ----------------------------
Net loss                                       $(1,836,778)     $(2,141,973)
                                               ============================

Net loss per share:
  Basic                                        $     (1.19)     $     (1.60)
  Diluted                                      $     (1.19)     $     (1.60)

Weighted average number of common shares:
  Basic                                          1,542,183        1,336,361
  Diluted                                        1,542,183       1,336,361

The accompanying notes are an integral part of the consolidated financial statements.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders' Equity for the years ended October 2, 1999 and October 3, 1998


                                                                                              Retained
                                          Common Stock        Capital in                      Earnings          Total
                                      -------------------     Excess of       Unearned      (Accumulated    Stockholders'
                                      Shares       Amount     Par Value     Compensation      Deficit)          Equity

Balance at September 27, 1997         1,320,473    $13,205    $3,815,415      $(53,052)     $   123,268     $ 3,898,836

Net loss for 1998                             -          -             -             -       (2,141,973)     (2,141,973)
Issuance of shares under
 Employee Investment Plan and
 Employee Stock Purchase Plan            20,150        202        62,306             -                -          62,508
Conversion of notes payable to
 related parties and others
 into common stock                       94,433        944       266,301                              -         267,245
Value of common stock warrants
 issued to holders of subordinated
 notes                                        -          -        97,500             -                -          97,500
Amortization of unearned
 compensation                                 -          -             -        24,875                -          24,875
                                      ---------------------------------------------------------------------------------

Balance at October 3, 1998            1,435,056     14,351     4,241,522       (28,177)      (2,018,705)      2,208,991

Net loss for 1999                             -          -             -             -       (1,836,778)     (1,836,778)
Exercise of stock options                 8,000         80        11,920             -                -          12,000
Compensation element of stock
 options granted                              -          -        10,313       (10,313)               -               -
Issuance of shares under
 Employee Investment Plan and
 Employee Stock Purchase Plan            22,313        222        59,021             -                -          59,243
Conversion of notes payable to
 related parties and others
 into common stock                      224,373      2,244       328,989             -                -         331,233
Value of common stock warrants
 issued to bank and holders of
 subordinated notes                           -          -        65,971             -                -          65,971
Amortization of unearned
 compensation                                 -          -             -        23,230                -          23,230
                                      ---------------------------------------------------------------------------------
Balance at October 2, 1999            1,689,742    $16,897    $4,717,736      $(15,260)     $(3,855,483)    $   863,890
                                      =================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
for the years ended October 2, 1999 and October 3, 1998


                                                                 October 2, 1999    October 3, 1998

Operating activities:
  Net loss                                                        $(1,836,778)       $(2,141,973)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                     424,083            429,086
    Gain on asset dispositions                                        (21,580)           (21,580)
    Amortization of debenture discount and debt issue costs           298,641            373,397
    Provision for losses on accounts receivable                        64,111             95,327
    Employee investment plan expense                                   56,645             55,284
    Amortization of unearned compensation                              23,230             24,875
    Provision for deferred income taxes                                     -                  -
      Changes in operating assets and liabilities:
        Accounts receivable                                           439,719            156,577
        Inventories, prepaid expenses and other current assets        658,177           (168,560)
        Accounts payable and accrued expenses                          (9,255)         1,085,184
                                                                  ------------------------------

Net cash provided by (used in) operating activities                    96,993           (112,383)
                                                                  ------------------------------

Investing activities:
  Net proceeds from asset dispositions                                  3,264                  -
  Purchases of property, plant and equipment,
   including self-constructed equipment                               (55,872)           (17,379)
  Other                                                               (36,682)           (26,142)
                                                                  ------------------------------

Net cash used in investing activities                                 (89,290)           (43,521)
                                                                  ------------------------------

Financing activities:
  Proceeds from sale of common stock                                   14,598              7,224
  Proceeds from notes payable to related parties and others             7,303            100,000
  Proceeds from bank and other borrowings                                   -            200,000
  Principal payments on note payable to bank, capital lease
   obligations and long-term debt                                    (383,576)          (291,055)
                                                                  ------------------------------

Net cash provided by (used in) financing activities                  (361,675)            16,169
                                                                  ------------------------------

Decrease in cash and equivalents during year                         (353,972)          (139,735)
Cash and equivalents at beginning of year                             393,161            532,896
                                                                  ------------------------------
Cash and equivalents at end of year                               $    39,189        $   393,161
                                                                  ==============================

Supplementary Cash Flow Information
  Interest paid                                                   $   184,194        $   207,444
  Conversion of notes payable and accrued interest to equity          331,233            267,245
  Capital lease obligations incurred to acquire equipment              16,800             35,941

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

We introduced our 220 MHz land mobile product line in 1993. We also have agreements covering the construction and operation of narrowband land mobile systems (see Note 11).

2.    Significant Accounting Policies:

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SEA, Inc. ("SEA"), and its 97.5% owned subsidiary, Narrowband Network Systems, Inc. ("NNS") and its 60% owned subsidiary, Datamarine International Australia PTY, LTD. The Company has recognized the losses attributable to the minority owner's interest in Datamarine International Australia PTY, LTD. in excess of the minority owner's investment. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

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

Fiscal Year

The Company's fiscal year consists of 52 weeks ending on the Saturday nearest September 30.

Revenue Recognition

Revenue from the sale of products and services is recognized in the consolidated statements of operations as services are rendered or deliveries made.

Cash and Cash Equivalents

We consider all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk

The concentration of credit risk with respect to trade receivables is, in our opinion, considered minimal due to the Company's diverse customer base. The customers for the marine products are primarily distributors and dealers who resell to both recreational and commercial boaters. The customers for the land mobile communication products consist primarily of industrial users of private land mobile radio services. We sell to customers throughout the world with a majority of the sales in the United States. Except for our Australian subsidiary we do not have foreign operations. Our export sales were approximately $1,832,000 in 1999 and $632,000 in 1998. We perform periodic credit evaluations of our customers, usually sell on open account and do not require collateral. All sales are denominated in US dollars so we do not have foreign currency exposure.

Inventories

Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

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

FCC License Costs

Costs associated with acquiring, developing and maintaining 220 MHz licenses are amortized on a straight-line basis over ten years and are included in other assets.

Deferred Financing Costs

No deferred financing costs remained at October 2, 1999. Deferred financing costs, included in other assets, of $102,367 at October 3, 1998 represent the unamortized portion of the direct costs of issuing the convertible debentures and the value of warrants attached to the subordinated notes. These costs are amortized by the effective interest method over the term of the related debt.

Research and Development

Expenditures for research and development are charged to expense as incurred.

Advertising

Expenditures for advertising are charged to expense as incurred.
Advertising expense was $226,843 in 1999, and $305,688 in 1998.

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

Earnings Per Share

Basic net income or loss per common share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents include shares which would be issued upon exercise of stock options and warrants or conversion of debentures. Common stock equivalents are excluded from the calculation when they are anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements in order to conform to the 1999 presentation, with no impact on previously reported net loss or stockholders' equity.

3.    Going Concern:

As shown in the consolidated financial statements, the Company incurred a net loss of $1,836,778 in 1999 and $2,141,973 in 1998. In addition, the
Company has a significant subordinated debt obligation due in December 2000 (see Note 9). These factors, as described below, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital and operate at a profit. Our plans with respect to these matters are described below.

Losses incurred by the Company in 1999 and 1998 are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line.
We believe that additional sales of land mobile products will result from the March 1999 issuance of Phase II licenses by the FCC, and the Company's introduction of new land mobile products. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may also elect to raise capital by selling 220 MHz licenses and repeater hardware owned by its subsidiary, Narrowband Network Systems, Inc.

As described in Note 7, we do not have a commitment from our bank to extend the term of our variable bank line of credit. The Company is in compliance with the terms of the loan however, should the bank choose not to renew the loan and instead demand immediate repayment we would not have sufficient resources to do so. Any action the bank might take to pursue immediate collection of the loan would have severe consequences for the Company.

In the last year the Company has had discussions with a number of senior lenders and management believes the Company could obtain new senior debt on reasonable terms. However, in order to complete the new bank loan agreement Alta Subordinated Debt Partners III ("ASDP III"), the holder of the Subordinated Convertible Debentures (see Note 9), must agree to subordinate their debt to the new senior lender. We have not been able to obtain a subordination agreement from ASDP III so further action on the new bank financing has been postponed.

As described in Note 9, we have subordinated debt obligations due in December 2000 and the debt is the subject of litigation. In order to redeem its obligations as scheduled and meet its operating and capital requirements in 2000, the Company will require additional funding. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. If the subordinated debt cannot be redeemed as scheduled the lenders may take action against the Company to pursue their rights under the agreements. Since the rights of the subordinated debt holders are junior to those of the bank, any action taken by the subordinated debt holders would likely be subject to, and delayed by, actions taken by the bank. Nevertheless, any such action could have severe consequences for the Company.

4.    Inventories:

      Inventories consist of the following:


                                            1999            1998

Finished goods and subassemblies         $1,583,442      $1,855,862
Work-in-process                             174,019         436,443
Purchased parts and materials             2,729,729       2,802,585
                                         --------------------------
                                         $4,487,190      $5,094,890
                                         ==========================

5.    Property, Plant and Equipment:

Property, plant and equipment consist of the following:


                                                                           Estimated
                                                 1999          1998       Useful Lives

Design, test and manufacturing equipment      $2,801,437    $2,747,237          5 years
Narrowband network equipment                   1,541,840     1,541,840         10 years
Office furniture and general equipment           550,700       552,241      3 - 5 years
Buildings and improvements                       136,247       136,247    10 - 25 years
Leasehold improvements                           101,178       101,178     3 - 10 years
Delivery vehicles                                  7,400         7,400          5 years
                                              ------------------------
                                              $5,138,802    $5,086,143
                                              ========================

Design, test and manufacturing equipment includes equipment under capital leases with an original cost of $295,836 and accumulated depreciation of $170,282 as of October 2, 1999.

6.    Accrued Expenses:

Accrued expenses consist of the following:


                                                   1999            1998

Accrued payroll and related fringe benefits     $  422,849      $  523,661
Accrued warranty costs                             122,703         137,328
Accrued co-op advertising                          212,252         251,665
Accrued interest                                   834,181         594,270
Other accrued expenses                             197,407         293,719
                                                --------------------------
                                                $1,789,392      $1,800,643
                                                ==========================

7.    Note Payable to Bank:

The Company has a variable bank line of credit for up to $1,418,665 with interest payable monthly at 1.75% over prime (10.0% at October 2, 1999).
The amount we can borrow under the line is based upon a formula that considers trade accounts receivable and finished goods inventory. At
October 2, 1999 the amount outstanding on the line was $1,097,312. The line was renewed for six months effective February 28, 1999 on the condition any over-advance be reduced by $50,000 per month beginning with the month ending May 31, 1999. The Company has been able to comply with the terms of the renewal and was not over-advanced at October 2, 1999. As a condition of the February 28, 1999 renewal the bank received warrants to purchase 1,000 shares of common stock for each month any portion of the loan was outstanding through May 31, 1999. After May 31, 1999 the bank receives warrants to purchase 2,000 shares of common stock for each month any portion of the loan is outstanding. On August 31, 1999 the loan was renewed for a period of two months on the same terms as the previous renewal. The exercise price of the warrants is $2.625 per share and the bank had received 11,000 warrants as of October 2, 1999. At October 3, 1998 the amount owed on the line was $1,418,665 with interest payable at .5% over prime (8.75% at October 3, 1998). Starting November 1, 1999 the line has been renewed on a month-to-month basis. The line of credit is collateralized by essentially all of the Company's assets.

The loan agreement contains covenants which require the Company to maintain a tangible net worth as defined by the bank of $2,050,000, a minimum current ratio of 1.0 and a maximum debt to net worth ratio of 3.4. The Company is in compliance with these loan covenants. Although the bank has been willing to extend the loan for a short period there can be no assurance that the bank will elect to renew the line at maturity under the current or any other terms. If the bank were to demand immediate repayment of the loan the Company would not have sufficient resources to do so.

The weighted-average interest rate on short-term borrowings was 9.2% for fiscal 1999 and 9.5% for fiscal 1998.

8.    Notes Payable to Related Parties and Others:

Notes payable to related parties and others at October 2, 1999 consists of a $352,000 subordinated loan from the Company's President and a $100,000 subordinated short-term note payable to an unrelated party. The balance on the subordinated loan payable at October 3, 1998 was $344,697 with interest only payable monthly at 1.0% over prime (9.25% at October 3, 1998). During the year the loan was refinanced. Monthly payments on the current loan are 1% of the outstanding balance including interest at 2.25% over prime (10.5% at October 2, 1999) and the loan is due on September 7, 2014.

The terms of the subordinated short-term notes were amended during 1998 to extend the due date for principal and interest to March 1999. During 1999 the maturity date of the notes was again extended to March 2000. For each six month extension the note holder receives 1,680 common stock warrants (exercisable for $0.10 per share) per $100,000 principal outstanding. Note holders also have an option to convert the notes and any accrued interest to common stock. The estimated fair value of the additional warrants is amortized to expense over the term of the maturity extension. At October 3, 1998 the outstanding principal on the notes was $400,000. During 1999 two of the short-term note holders, one of whom is an officer of the Company, converted a total of $331,233 in principal and accrued interest to common stock.

9.    Long-Term Debt:

Long-term debt consists of the following:


                                                                  1999          1998

Subordinated Convertible Debentures, principal and interest
 due December 2000                                             $2,000,000    $2,000,000
Less discount, net of accumulated amortization of $480,000
 and $349,697 respectively, related to allocation of debt
 proceeds to stock conversion rights                                    -      (130,303)
                                                               ------------------------
                                                                2,000,000     1,869,697
Mortgage note, monthly payments of $851, including interest
 at 10.25% adjustable annually, due February 2008,
 collateralized by the underlying building                         57,489        61,106
                                                               ------------------------
                                                                2,057,489     1,930,803
Less current maturities                                         2,004,461     1,873,741
                                                               ------------------------
                                                               $   53,028    $   57,062
                                                               ========================

Maturities of long-term debt are as follows:
    Fiscal
    2000                                                       $2,004,461
    2001                                                            5,073
    2002                                                            5,548
    2003                                                            6,145
    2003                                                            6,805
    Thereafter                                                     29,457

On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures") with Alta Subordinated Debt Partners III ("ASDP III"), originally due December 19, 2000.

On November 24, 1997 the Company received notice from ASDP III of an alleged violation of certain covenants related to the Debenture Purchase Agreement dated December 19, 1995. The alleged default was based on a breach of financial covenants concerning additional debt, and was not based on the particular terms of the additional debt, nor was it payment related. ASDP III claimed that an event of default had occurred, that the default had remained uncured for more than thirty days, and that the Debentures were immediately due and payable. Management of the Company believed that it had obtained the consent of ASDP III and did not agree with the claims made by ASDP III.

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

On February 17, 1999 the Company received a letter from the ASDP III's counsel demanding payment of the Debenture principal and all accrued interest by February 22, 1999. Under the terms of the Company's senior bank loan no such payment on the Debentures is allowed and no payment was made. The Company has received notice that on February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement based on the alleged events described above. The complaint seeks damages in the amount of $2,827,863 plus interest and reasonable attorneys' fees and costs. The Company filed its answer and counterclaims on April 2, 1999 and intends to vigorously defend itself in this matter. The case is currently in the discovery phase and no trial date has been set.

Due to uncertainties regarding the Debenture terms, and without waiving its right to take a different position in the future, the Company has elected to classify the $2,000,000 Debenture as currently payable. Accrued and unpaid interest on the Debentures as of October 2, 1999 was approximately $818,875. The Company does not currently have the resources to pay either the principal or accrued interest on the Debentures.

The lender may convert the Debentures after December 19, 1998 into 2,000 shares of redeemable preferred stock and 2,000 shares of convertible preferred stock. Under the terms of the Debenture Agreement the lender has the option of exchanging the convertible preferred stock for common shares (196,422 shares at October 2, 1999). These common shares are the same shares issuable to the lender on the maturity of the Debentures described above. The Company may convert at its option after December 19, 1997. The original $2,000,000 proceeds from the Debentures were allocated to the Debentures' carrying value and additional paid in capital based on the relative fair values of the Debentures and the shares of common stock obtainable upon conversion. The related discount of $480,000 on the Debentures is amortized to expense by periodic charges to earnings over the life of the issue.

Due to the unique terms and conditions of the Debentures, there are no quoted market prices for similar instruments. At the date of issuance, the Company estimated the fair value of the debt component of the Debentures to be approximately $2,185,000 based upon then current interest rates for straight bonds of companies with similar creditworthiness. Based upon interest rates through October 2, 1999, management believes that the fair value of the debt component of the Debentures (carrying value of $2,000,000 as of October 2, 1999) has not changed materially from the date of issuance.

The estimated fair value of the note payable to bank, notes payable to related parties and others, and long-term debt at October 2, 1999 approximates the carrying value of such debt in the financial statements, based on current interest rates for similar obligations with like maturities.

10.    Commitments and Contingencies:

The Company is the lessee of equipment under capital leases expiring in the fiscal year 2001. At the time of acquisition, the assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The Company leases manufacturing, warehouse and office facilities under various operating leases. Rental expense for these leases, excluding real estate taxes paid by the Company for a leased building, was $231,000 in 1999 and $209,000 in 1998.

Approximate future minimum lease payments, by year and in the aggregate, under capital and noncancelable operating leases, were as follows at October 2, 1999:


                                                               Capital     Operating

            2000                                               $61,317      $231,352
            2001                                                 8,386       224,952
            2002                                                 6,563       224,952
            2002                                                     -        56,238
                                                               ---------------------
            Total future minimum lease payments                 76,266      $737,494
                                                                            ========
            Less amounts representing interest                  (7,147)
                                                                 -----
            Present value of future minimum lease payments      69,119
            Current portion                                     56,431
                                                               -------
            Non current                                        $12,688
                                                               =======

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

At October 2, 1999 and October 3, 1998 fixed assets include $1,541,840 (less accumulated depreciation of $552,105 and $397,920 respectively) of facilities related to the SMR systems and other assets include $448,600 and $427,364 (less accumulated amortization of $146,072 and $101,963) representing legal and other costs associated with the acquisition of license interests in the Managed Markets. Because only limited operations have commenced, revenues from NNS's operations were immaterial through October 2, 1999. Management does anticipate that revenues will increase beginning in fiscal 2000.

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

Information regarding activity in the 1992 Stock Option Plan for Non-Employee Directors is as follows:


                                                                            Weighted
                                                                             Average
                                                                            Exercise
                                                                 Shares       Price

            Outstanding and exercisable at September 27, 1997
             October 3, 1998 and October 2, 1999                  4,500       $5.91
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

Information regarding activity in the 1995 Stock Option Plan for Non-Employee Directors is as follows:


                                                                             Weighted
                                                                              Average
                                                                             Exercise
                                                                  Shares       Price

            Outstanding and exercisable at September 27, 1997     12,000        8.00

            Granted in fiscal 1998                                 4,000        5.06
            Forfeited in fiscal 1998                              (8,000)       8.00
                                                                  ------------------
            Outstanding and exercisable at October 3, 1998         8,000       $6.53

            Granted in fiscal 1999                                 4,000       2.375
                                                                  ------------------

            Outstanding and exercisable at October 2, 1999        12,000       $5.15
                                                                  ==================

            Weighted average fair value of options granted
             during the year ended October 2, 1999                             $1.22

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

Qualified Options and Nonqualified Options expire not more than ten years from the date of grant and Piggy-Back Options expire twenty years and six months from the date of grant. The Piggy-Back Options are to be granted in conjunction with the grant of Nonqualified Options. The Piggy-Back Options shall not be exercised prior to twenty years from the date of the grant, except that if, within five years from the date of grant, the trading price exceeds a specified price, such Piggy-Back Options shall become subject to a five-year vesting schedule with respect to the number of shares equal to 50% of the unexercised portion of Nonqualified Options granted to the employee. All Piggy-Back Options outstanding at October 2, 1999 commenced five year vesting on September 9, 1994 and are fully vested as of October 2, 1999.

Proceeds received from the exercise of options are credited to the capital accounts. Compensation cost is recorded based upon the difference between market prices and exercise prices at the date of grant and amortized to expense over the vesting period pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees.

Information regarding activity in the 1991 Stock Option Plan is as follows:


                                                               Qualified Options   Nonqualified Options    Piggy-Back Options
                                                              ------------------   --------------------    ------------------
                                                                        Weighted               Weighted              Weighted
                                                                         Average                Average               Average
                                                                        Exercise               Exercise              Exercise
                                                              Shares      Price    Shares        Price     Shares      Price

Outstanding at September 27, 1997                              87,024     5.63       56,500      1.85      22,000      4.50

Granted                                                         6,500     4.38            -         -           -         -
                                                              -------------------------------------------------------------
Outstanding at October 3, 1998                                 93,524     5.55       56,500      1.85      22,000      4.50

Granted                                                        12,000     2.88        7,500      1.00
Exercised                                                           -        -       (8,000)     1.50      (4,000)     4.50
Canceled                                                      (20,424)    5.45       (7,500)     1.00           -         -
                                                              -------------------------------------------------------------

Outstanding at October 2, 1999                                 85,100     5.19       48,500      1.91      18,000      4.50
                                                              =============================================================
Exercisable at October 2, 1999                                 71,725     5.53       46,000      1.96      18,000      4.50
Available for grant at October 2, 1999                         86,073        -       27,125         -      31,250         -

Exercisable at October 3, 1998                                 80,149     5.35       50,125      1.82      22,000      4.50
Exercisable at September 27, 1997                              74,524     5.07       46,250      1.74      17,600      4.50

Weighted average fair value of options
 granted during the year ended
 October 2, 1999:
  Exercise price equal to market at grant (12,000 options)                          $ 1.82
  Exercise price less than market at grant (7,500 options)                          $ 1.93

The following is a summary of stock options outstanding under the 1991, 1992 and 1995 plans at October 2, 1999:


                      Options Outstanding                               Options Exercisable
--------------------------------------------------------------     -----------------------------
 Range of                    Weighted Average       Weighted                         Weighted
 Exercise        Number         Remaining           Average           Number         Average
  Prices      Outstanding    Contractual Life    Exercise Price    Exercisable    Exercise Price

$1.00-2.50      50,000             .30               $1.53            44,500          $1.49
$3.00-6.00      95,600             .32               $4.49            85,225          $4.59
$7.00-9.00      22,500               -               $8.80            22,500          $8.80

The total compensation cost recognized in income for stock-based compensation was $23,230 in 1999 and $28,177 in 1998. Had the compensation cost for the Company's option plans been determined consistent with FAS 123, the Company's pro forma net loss and net loss per share would have been as follows:


                                                        1999            1998

            Net income (loss):
              As reported                           $(1,836,778)    $(2,141,973)
              Pro forma                              (1,840,080)     (2,158,314)

            Basic net income (loss) per share:
              As reported                           $     (1.19)    $     (1.60)
              Pro forma                                   (1.19)          (1.62)

            Diluted net income (loss) per share:
              As reported                           $     (1.19)    $     (1.60)
              Pro forma                                   (1.19)          (1.62)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:


                                              1999          1998

            Dividend yield                      0%             0%
            Volatility                      62.3-73.4      64.7-69.4
            Risk free interest rate           5.00%       5.60%-5.83%
            Expected option term (years)       3-6            3-6

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for full-time employees who have attained certain length-of-service requirements and who do not own 5% or more of the Company's outstanding stock. Under the terms of the plan, eligible employees are granted the right on a semiannual basis to purchase shares of the Company's common stock. The purchase price is equal to 90% of the fair market value of the Company's common stock during certain predetermined periods, and employees may purchase shares having an aggregate value of up to 10% of basic compensation. The Company issued 908 shares in 1999 and 1,653 shares in 1998 in connection with the Employee Stock Purchase Plan.

Employee Investment Plan

The Company maintains the Datamarine Employee Investment Plan, a 401(k) Plan. All full-time employees who have reached age 21 and have one year of service are eligible for participation. Employees can contribute up to 15% of their base salary with the Company matching 50% of the first 6% of base salary contributed. The Company issued 21,405 shares in 1999 and 18,497 shares in 1998 under the Employee Investment Plan.

Shares Reserved for Future Issue

At October 2, 1999, the Company had reserved the following shares of its common stock for future issue:


            Employee Stock Purchase Plan                           3,429
            1991 Stock Option Plan:
              Qualified Options                                  171,173
              Nonqualified Options                                75,625
              Piggy-Back Options                                  49,250
            1992 Stock Option Plan for Non-employee Directors      4,500
            1995 Stock Option Plan for Non-employee Directors     48,000
            Convertible Debentures                               196,422
            Bank Loan Agreement                                   21,000
            Subordinated Notes                                   144,006
                                                                 -------
                                                                 713,405
                                                                 =======

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

13.    Net Loss Per Share:

Stock options for 168,100 shares, preferred stock convertible into 196,422 shares, subordinated notes convertible into 73,666 shares and warrants for 91,340 shares were not included in fiscal 1999 because they would be anti-dilutive. Stock options for 184,524 shares, preferred stock convertible into 175,639 shares, subordinated notes convertible into 123,172 shares and warrants for 53,420 common shares were not included in fiscal 1998 because they would be anti-dilutive.

14.    Income Taxes:

The components of income tax expense consists of the following:


                                             1999    1998

Current and Deferred provision - Federal     $ 0     $ 0
                                             ===========

The tax effects of temporary differences that give rise to deferred tax assets are as follows:


                                                                 1999           1998

Net federal and state operating loss carryforwards            $ 2,761,000    $ 2,184,000
Accrued expenses not currently deductible for tax purposes        158,000        177,000
General business tax credit carryforwards                         128,000        128,000
Property and equipment                                           (102,000)      (103,000)
Allowance for doubtful accounts                                    49,000         37,000
Inventory, principally due to valuation differences and
 overhead application                                             192,000        153,000
Other, individually less than 5% of deferred tax asset                  -         19,775
                                                              --------------------------
                                                                3,186,000      2,595,775
Less valuation allowance                                       (3,186,000)    (2,595,775)
                                                              --------------------------
Net deferred tax assets                                       $         -    $         -
                                                              ==========================

The Company provided a valuation allowance equal to its deferred tax asset in 1999 and 1998. Management considered the losses incurred in 1998 and 1999, the inability to predict land mobile sales in the post FCC auction period, and uncertainties surrounding the Company's status as a going concern. Based on the information available, management believes that a valuation allowance equal to 100% of the deferred tax asset should continue to be established at year end and increased the deferred tax valuation allowance by $590,225 during fiscal 1999 and $730,000 during fiscal 1998. Until such time as future taxable income is more likely than not the Company will continue to reserve an appropriate portion of its deferred tax asset.

The reconciliation of income taxes at the federal statutory rate of 34% to the income tax provision presented in the consolidated statement of operations is presented below:


                                                        1999          1998

Income tax expense (benefit) at statutory rate       $(625,000)     $(728,000)
State income taxes (benefit),
net of federal tax effects                              (5,000)        (8,000)
Other                                                   39,775          6,000
Change in valuation allowance                          590,225        730,000
                                                     -------------------------
Income tax expense                                   $       -      $       -
                                                     =========================

As of October 2, 1999, the Company has net federal operating loss carryforwards of $7,044,000 which are available to reduce future federal taxable income ($71,000 of which expire in fiscal 2008, $513,000 in fiscal 2009, $227,000 in fiscal 2010, $2,068,000 in 2012, 2,486,000 in 2013 and the remainder in 2019). The Company also has general business tax credit carryforwards of $128,000 of which $54,000 expire between 2006 and 2111, and the balance of $74,000 can be carried forward indefinitely.

15.  Operating Segment Information:

The Company adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" in 1999. The Company is organized into three primary operating segments according to its primary product categories:
"Land Mobile Communications", "Marine Communications" and "Marine Instrumentation", and a less significant but separately identifiable segment referred to as "Narrowband Operations." The Company's reportable segments have been determined based on the nature of its operations and products offered to customers.

The accounting policies of the segments are the same as those described in
Note 2, "Significant Accounting Policies." Segment results are measured based on operating income (loss). Segment assets consist of assets that are identified to reportable segments and reviewed by the chief operating decision makers. Included in segment assets are accounts receivable, inventory, prepaid expenses, other assets and property, plant and equipment.

Net sales                                        1999             1998

Land mobile communications                   $ 1,566,585      $ 3,032,939
Marine communications                          8,142,812        7,005,466
Marine instrumentation                         2,399,012        2,332,352
Narrowband operations                              8,850           11,794
                                             ----------------------------
Total consolidated net sales                 $12,117,259      $12,382,551
                                             ============================

Operating income (loss)                          1999             1998

Land mobile communications                   $(1,545,502)     $(1,498,680)
Marine communications                            868,437          517,738
Marine instrumentation                            81,420          116,446
Narrowband operations                           (301,380)        (263,185)
All other                                       (217,370)        (226,475)
                                             ----------------------------
Total consolidated operating loss            $(1,114,395)     $(1,354,156)
                                             ============================

Segment assets                                   1999             1998

Land mobile communications                   $ 2,248,497      $ 2,754,620
Marine communications                          2,677,641        3,078,333
Marine instrumentation                         1,198,299        1,122,411
Narrowband operations                          1,292,265        1,469,321
All other                                        181,058        1,109,414
                                             ----------------------------
Total consolidated assets                    $ 7,597,760      $ 9,534,099
                                             ============================

Capital expenditures                             1999             1998

Land mobile communications                   $    54,200      $    31,223
Marine communications                                537            6,718
Marine instrumentation                               538           10,106
Narrowband operations                                  -                -
All other                                         17,397            5,273
                                             ----------------------------
Total consolidated capital expenditures      $    72,672      $    53,320
                                             ============================

Depreciation and amortization expense            1999             1998

Land mobile communications                   $    86,563      $    89,375
Marine communications                             44,482           49,770
Marine instrumentation                            17,674           14,290
Narrowband operations                            198,293          194,745
All other                                         77,071           80,906
                                             ----------------------------
Total consolidated depreciation and
 amortization expense                        $   424,083      $   429,086
                                             ============================

Geographic area net sales                        1999             1998

United States                                $10,089,734      $11,750,577
Foreign                                        2,027,525          631,974
                                             ----------------------------
Total consolidated net sales                 $12,117,259      $12,382,551
                                             ============================

No customer individually accounted for 10% or more of the Company's total net sales in 1999 or 1998.

The Company does not have any significant property, plant and equipment outside the United States.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                  PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information as of December 17, 1999 regarding each director is set forth below, including such individual's age and principal occupation, a brief account of business experience during at least the last five years, and directorships held at other publicly held companies.

Serving for a term ending in 2002:

                               Director   Position with Company or Principal
Name                    Age     Since     Occupation During the Past Five Years

Stephen W. Frankel      53      1997      Since 1996, self-employed private
                                          investor. From 1988 through 1995,
                                          served in various capacities including
                                          President, COO, Chairman and CEO of
                                          RETIX, a manufacturer of networking
                                          products.

Serving for a term ending in 2000:

                               Director   Position with Company or Principal
Name                    Age     Since     Occupation During the Past Five Years

Peter D. Brown          51      1991      President and CEO of the Company from
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

Serving for a term ending in 2001:

                               Director   Position with Company or Principal
Name                    Age     Since     Occupation During the Past Five Years

David C. Thompson       70      1987     President and CEO of the Company
                                         since October 1997. Secretary and
                                         Treasurer of the Company since March
                                         1996.  Principal Financial and
                                         Accounting Officer of the Company from
                                         1995 to October 1997. President and CEO
                                         of SEA Inc., a wholly owned subsidiary
                                         of the Company. Previously President
                                         and CEO of Stephens Engineering
                                         Associates, Inc., which was acquired by
                                         the Company in 1986.

The names of the executive officers of the Company, their positions and offices with the Company, and their ages are set forth below.

Name                   Age     Office

David C. Thompson      70      President and Chief Executive Officer
Jan Kallshian          45      Chief Financial Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Chief Executive officer and each of the Company's executive officers (other than the Chief Executive Officer) who served during the most recent fiscal year (the "Named Executive Officers") for all services rendered in all capacities to the Company and its subsidiaries for the Company's fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997.

                        Summary Compensation Table

                                                                             Long Term
                                                                              Compen-
                                                                              sation
                                      Annual Compensation                     Awards
                          ---------------------------------------------     -----------
                                                                Other                         All
                                                                Annual                       Other
                                                                Compen-                     Compen-
Name and Principal                                              sation         Stock        sation
    Position(s)           Year     Salary ($)     Bonus ($)     ($) (1)     Options (#)       ($)

David C. Thompson         1999      116,991           -            -             -         9,943 (2)
 President and Chief      1998      115,608           -            -             -         3,408 (2)
 Executive Officer        1997      113,329           -            -             -         3,283 (2)

Jan Kallshian, Chief      1999      110,923           -            -             -             -
 Financial Officer        1998      109,070           -            -             -             -
                          1997       78,790           -            -             -             -
___________________

<F1>  In accordance with rules of the SEC the Company is not required to report the value of personal benefits for any year unless the aggregate dollar value exceeds the lesser of ten percent of the executive officer's salary and bonus or $50,000.
<F2>  Represents amounts contributed by the Company under its 401(k) Plan.

                      Option Grants in Last Fiscal Year

The following table sets forth certain information regarding the grants of stock options to each of the Named Executive Officers during the fiscal year ended October 2, 1999.

            Number of          Percent of
            Securities        Total Options
            Underlying         Granted to       Exercise or        Market
         Options Granted      Employees in      Base Price      Price at Date      Expiration
Name           (#)             Fiscal Year         ($/Sh)          of Grant           Date

None

             Aggregated Option Exercises in Last Fiscal Year and
                        Fiscal Year End Option Values

The following table sets forth information on option exercises by the Named Executive Officers during the fiscal year ended October 2, 1999, and the value of unexercised options held by the Named Executive Officers on October 2, 1999.

                                              Number of Shares Underlying
                                                 Unexercised Options at      Value of Unexercised Options
                                                  October 2, 1999 (#)         at October 3, 1999 ($) (1)
                                             ----------------------------    ----------------------------
                      Shares
                     Acquired
                        On        Value
Name                 Exercise    Realized    Exercisable    Unexercisable    Exercisable    Unexercisable

David C. Thompson      None        None         44,632            -             6,870            -

___________________

<F1>  Value of unexercised options represents the difference between the exercise prices of the stock options and the closing price ($2.187 per share) of the Company's Common Stock in the over-the-counter market on October 1, 1999, the last trading day of the Company's fiscal year. Only in-the-money options are considered in the calculation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the Company's Common Stock as of December 17, 1999 (unless otherwise indicated) by (a) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (b) each director of the Company, (c) each named executive officer, and (d) all directors and executive officers as a group:

                     Name and Address                 Amount and Nature of      Percent
Title of Class      of Beneficial Owner             Beneficial Ownership (1)    of Class

Common Stock      Peter D. Brown, Director                307,386 (2)             17.9%
                  PO Box 2692
                  Palm Beach FL 33480

Common Stock      Ogdoad LLC                              194,894 (3)             11.4%
                  PO Box 1429
                  Pauma Valley CA 92061

Common Stock      David C. Thompson, President            213,696 (4)             12.1%
                   and Director
                  7030 - 220th Street S.W.
                  Mountlake Terrace WA 98043

Common Stock      Alta Subordinated Debt Partners III     196,785 (5)             10.4%
                  One Post Office Square, Suite 3800
                  Boston MA 02109

Common Stock      Stephen W. Frankel, Director            135,096 (6)              7.9%
                  909 Via Mirada
                  Palos Verdes Estates CA 90274

Common Stock      Steven T. Newby                          85,500 (7)              5.0%
                  6116 Executive Blvd., Suite 701
                  Rockville MD 20852

Common Stock      Jan Kallshian, Chief Financial           53,249 (8)              3.1%
                   Officer
                  7030 - 220th Street S.W.
                  Mountlake Terrace WA 98043

Common Stock      All Directors and Executive             624,092                 34.7%
                   Officers as a group (4 persons)
___________________

<F1>  Includes common shares which may be acquired upon exercise of options to purchase shares from the Company exercisable on or within 60 days of December 17, 1999.
<F2>  Represents 169,937 shares held of record, 12,500 shares subject to presently exercisable stock options, 21,050 shares held in trust for Mr. Brown's minor child, 18,564 shares held by a Retirement Plan Trust for Mr. Brown, and 85,335 shares held in trust for the Company's Employee Investment Plan for which Mr. Brown serves as a co-trustee. Mr. Brown disclaims beneficial ownership of the 18,564 shares held by his Retirement Plan Trust.
<F3>  Represents 179,854 shares held of record and 15,040 shares subject to presently exercisable Common Stock warrants. Based on communication with beneficial owner as of August 31, 1999. The General Manager of Ogdoad LLC is the father-in-law of Mr. Kallshian, the Company's Chief Financial Officer. Mr. Kallshian disclaims beneficial ownership of all such shares.
<F4>  Represents 60,471 shares held of record, 44,632 shares subject to presently exercisable stock options, 23,258 shares subject to presently exercisable Common Stock warrants, and 85,335 shares held in trust for the Company's Employee Investment Plan for which Mr. Thompson serves as a co-trustee.
<F5>  Represents common shares obtainable upon conversion of a subordinated convertible debenture into Preferred Stock which in turn is convertible into Common Stock.
<F6>  Represents 121,076 shares held of record, 4,000 shares subject to presently exercisable stock options and 10,020 shares subject to presently exercisable Common Stock warrants.
<F7>  Based upon the Schedule 13G filed with the SEC by the beneficial owner on January 31, 1999 and subsequent communication with the beneficial owner as of August 31, 1999.
<F8>  Represents 46,569 shares held of record and 6,680 shares subject to presently exercisable Common Stock warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1999, the Company paid interest of $36,901 on a subordinated loan of $344,697 made by Mr. Thompson to the Company. In connection with the same loan, Mr. Thompson was also granted warrants to purchase 21,880 shares of the Company's Common Stock.

During fiscal 1999, the Company paid interest of $2,500 to members of Mr. Kallshian's family (as defined by SEC rules) on a subordinated loan of $200,000. Warrants to purchase 1,680 shares of the Company's Common Stock were granted in return for extending the maturity date. During 1999 the note holder exercised their right to convert the loan balance and accrued interest into 178,381 shares of the Company's Common Stock.

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

(b)   Reports on Form 8-K.
      The following reports on Form 8-K were filed during the quarter ended October 2, 1999:
      None

(c) List of Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this report on Form 10-KSB.


Exhibit
Number                        Description
------                        -----------

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

Date: January 3, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ STEPHEN W. FRANKEL
       ------------------
Stephen W. Frankel, Chairman of the Board
January 3, 2000

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES


                    COL A                            COL B                  COL C                COL D          COL E
---------------------------------------------    -------------    ------------------------    ----------    -------------
                                                                          Additions
                 DESCRIPTION                       Balance at     ------------------------
                                                  Beginning of    Charged to    Charged to    Deductions      Balance at
                                                     Period        Expenses        Other      (describe)    End of Period

Year ended October 2, 1999
  Deducted from asset accounts:
    Allowance for doubtful accounts                $  118,218       64,111                     28,586(1)     $  153,743
    Allowance for slow moving inventory               242,249       69,781                     21,948(2)        290,082
    Valuation allowance for deferred tax asset      2,595,775                   590,225                       3,186,000
                                                   --------------------------------------------------------------------
      Totals                                       $2,956,242      133,892      590,225(4)     50,534        $3,629,825
                                                   ====================================================================
Product warranty liability                         $  137,328      119,733                    134,358(3)     $  122,703
                                                   ====================================================================
Year ended October 3, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts                $  234,973       95,327                    212,082(1)     $  118,218
    Allowance for slow moving inventory               223,178       51,980                     32,909(2)        242,249
    Valuation allowance for deferred tax asset      1,865,775                   730,000                       2,595,775
                                                   --------------------------------------------------------------------
      Totals                                       $2,323,926      147,307      730,000(4)    244,991        $2,956,242
                                                   ====================================================================

Product warranty liability                         $  140,463      109,337                    112,472(3)     $  137,328
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

       Report of Independent Certified Public Accountants on Schedules


To the Stockholders and Board of Directors of Datamarine International, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of Datamarine International, Inc. and Subsidiaries referred to in our report dated November 24, 1999, which is included in the Annual Report on Form 10-KSB, we have also audited Schedule II for the years ended October 2, 1999 and October 3, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein. Our report on the consolidated financial statements referred to above includes an explanatory paragraph which discusses the consolidated financial statements have been prepared assuming that the Company will continue as a going concern.


/s/ GRANT THORNTON LLP
    ------------------

Seattle, Washington
November 24, 1999