Form 10QSB
period 2000-01-01
DATAMARINE INTERNATIONAL INC
filed 2000-02-15
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 1, 2000 Commission File Number 0-8936

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

                               Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at January 1, 2000
    Common Stock, $.01 Par Value                      1,700,529


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                    Three Months Ended
                                 -------------------------
                                 January 1,     January 2,
                                    2000           1999
                                 ----------     ----------

Net sales                        $2,003,080     $3,019,302

Cost of products sold             1,294,563      1,923,569
                                 -------------------------

Gross profit                        708,517      1,095,733

Operating expenses:
  Research and development          337,971        337,644
  Selling                           544,893        664,575
  General and administrative        290,009        307,317
  Narrowband operations              77,242         71,430
                                 -------------------------
    Operating expenses            1,250,115      1,380,966
                                 -------------------------

Operating loss                     (541,598)      (285,233)

Interest expense                    122,755        236,181
Other income, net                   (27,454)       (33,832)
                                 -------------------------

Loss before income taxes           (636,899)      (487,582)

Income taxes                              -              -
                                 -------------------------

Net loss                         $ (636,899)    $ (487,582)
                                 =========================

Loss per share, basic            $    (0.38)    $    (0.33)
Loss per share, diluted          $    (0.38)    $    (0.33)

Average shares outstanding,
 basic and diluted                1,693,834      1,494,169


 The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                          January 1,      October 2,
                                                                             2000            1999
                                                                          -----------     ----------

                               ASSETS
Current assets:
  Cash and cash equivalents                                               $   159,872     $    39,189
  Accounts receivable, net of allowance of $163,562 and
   $153,743, respectively                                                   1,247,109       1,274,907
  Inventories                                                               4,228,093       4,487,190
  Prepaid expenses and other current assets                                   170,309         133,982
                                                                          ---------------------------
      Total current assets                                                  5,805,383       5,935,268

Property, plant and equipment                                               5,118,777       5,138,802
  Less accumulated depreciation                                             3,882,834       3,814,391
                                                                          ---------------------------
      Property, plant and equipment, net                                    1,235,943       1,324,411

Other assets, net                                                             334,482         338,081
                                                                          ---------------------------

      Total assets                                                        $ 7,375,808     $ 7,597,760
                                                                          ===========================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                                    $ 1,119,950     $ 1,097,312
  Notes payable to related parties and others                                 451,372         452,000
  Accounts payable                                                          1,652,483       1,268,558
  Accrued expenses                                                          1,774,758       1,789,392
  Current maturities of long-term debt and capital lease obligations        2,046,964       2,060,892
                                                                          ---------------------------
  Total current liabilities                                                 7,045,527       6,668,154

Long-term debt and capital lease obligations, less current maturities          60,994          65,716
                                                                          ---------------------------

      Total liabilities                                                     7,106,521       6,733,870
                                                                          ---------------------------

Redeemable preferred stock, $1 par value; none issued                               -               -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred stock; none issued                                -               -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares; 1,700,529 and 1,689,742
   shares issued and outstanding, respectively                                 17,005          16,897
  Capital in excess of par value                                            4,760,185       4,717,736
  Unearned compensation                                                       (15,521)        (15,260)
  Accumulated deficit                                                      (4,492,382)     (3,855,483)
                                                                          ---------------------------
      Total stockholders' equity                                              269,287         863,890
                                                                          ---------------------------

      Total liabilities and stockholders' equity                          $ 7,375,808     $ 7,597,760
                                                                          ===========================


 The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended
                                                                     -------------------------
                                                                     January 1,     January 2,
                                                                        2000           1999
                                                                     ----------     ----------

OPERATING ACTIVITIES
  Net loss                                                           $(636,899)     $(487,582)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                                       87,788        103,014
    Gain on asset dispositions                                          (5,395)        (5,395)
    Amortization of debt discount and issue costs                       14,301        108,047
    Provision for losses on accounts receivable                          9,819         15,110
    Employee investment plan expense                                    19,998         18,294
    Amortization of unearned compensation                                5,395          6,219
    Changes in operating assets and liabilities:
      Accounts receivable                                               17,979        (47,594)
      Inventories, prepaid expenses and other current assets           222,770        453,497
      Accounts payable and accrued expenses                            374,686       (249,380)
                                                                     ------------------------
  Net cash provided by (used in) operating activities                  110,442        (85,770)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                                     -        (54,200)
  Disposition of property, plant and equipment                          12,015              -
  Other                                                                 (7,736)       (15,174)
                                                                     ------------------------
  Net cash provided by (used in) investing activities                    4,279        (69,374)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                     2,602          1,297
  Proceeds from bank and other borrowings                               22,638              -
  Principal payments on note payable to bank, capital lease
   obligations and long-term debt                                      (19,278)       (14,615)
                                                                     ------------------------
  Net cash provided by (used in) financing activities                    5,962        (13,318)

  Increase (decrease) in cash and cash equivalents during period       120,683       (168,462)
  Cash and cash equivalents at beginning of period                      39,189        393,161
                                                                     ------------------------

  Cash and cash equivalents at end of period                         $ 159,872      $ 224,699
                                                                     ========================

  Supplementary Cash Flow Information
    Interest paid                                                    $  36,469      $  43,951
    Conversion of subordinated note and accrued interest                     -        217,028



 The accompanying notes are an integral part of these financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

The accompanying unaudited, consolidated, condensed quarterly financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with Generally Accepted Accounting Principles ("GAAP"). The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim period. In the opinion of management, they fairly represent the operating results of the Company for the periods presented. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Accounting policies used in fiscal 2000 are consistent with those used in fiscal 1999. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended October 2, 1999.

2. Going Concern

As shown in the consolidated financial statements, the Company incurred a net loss of $636,899 for the three months ended January 1, 2000, and incurred losses for fiscal 1999 and 1998 as well. In addition, the Company has a significant subordinated debt obligation due in December 2000. These factors, as described below, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital and operate at a profit. Our plans with respect to these matters are described below.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that additional sales of land mobile products will result from the March 1999 issuance of Phase II licenses by the FCC, and the Company's introduction of new land mobile products. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may also elect to raise capital by selling 220 MHz licenses and repeater hardware owned by its subsidiary, Narrowband Network Systems, Inc. The first sale of such equipment occurred in December 1999 and since that time the Company has received additional offers to purchase licenses and associated base station equipment.

We do not have a commitment from our bank to extend the term of our variable bank line of credit. Since November 1, 1999 the line has been renewed on a month-to-month basis. The Company is in compliance with the terms of the loan however, should the bank choose not to renew the loan and instead demand immediate repayment we would not have sufficient resources to do so. Any action the bank might take to pursue immediate collection of the loan would have severe consequences for the Company.

In the last year the Company has had discussions with a number of senior lenders and management believes the Company could obtain new senior debt on reasonable terms. However, in order to complete the new bank loan agreement Alta Subordinated Debt Partners III ("ASDP III"), the holder of the Subordinated Convertible Debentures (see Note 6) must agree to subordinate their debt to the new senior lender. We have not been able to obtain a subordination agreement from ASDP III so further action on the new bank financing has been postponed.

As described in Note 6, we have subordinated debt obligations due in December 2000 and the debt is the subject of litigation. In order to redeem its obligations as scheduled and meet its operating and capital requirements in 2000, the Company will require additional funding. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.
If the subordinated debt cannot be redeemed as scheduled the lenders may take action against the Company to pursue their rights under the agreements. Since the rights of the subordinated debt holders are junior to those of the bank, any action taken by the subordinated debt holders would likely be subject to, and delayed by, actions taken by the bank. Nevertheless, any such action could have severe consequences for the Company.

3. Inventory Components:

Inventories consisted of the following at:

                                January 1, 2000     October 2, 1999
                                ---------------     ---------------

            Finished Goods        $1,541,358          $1,583,442
            Work-In-Process          121,273             174,019
            Raw Material           2,565,462           2,729,729
                                  ------------------------------
                                  $4,228,093          $4,487,190
                                  ==============================

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

Stock options for 171,100 shares, preferred stock convertible into 197,150 shares, subordinated notes convertible into 125,660 shares and warrants for 99,407 common shares were not included in the loss per share calculation for the quarter ended January 1, 2000 because they would be anti-dilutive.

6. Long Term Debt:

On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures") with Alta Subordinated Debt Partners III ("ASDP III"), originally due December 19, 2000.

On November 24, 1997 the Company received notice from ASDP III of an alleged violation of certain covenants related to the Debenture Purchase Agreement dated December 19, 1995. The alleged default was based on a breach of financial covenants concerning additional debt and was not payment related. ASDP III claimed that an event of default had occurred and that the Debentures were immediately due and payable. Management of the Company did not agree with the claims made by ASDP III.

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

Accrued and unpaid interest on the Debentures as of January 1, 2000 was approximately $888,875.

7. Operating Segment Information:

The Company is organized into three primary operating segments according to its primary product categories: "Land Mobile Communications", "Marine Communications" and "Marine Instrumentation", and a less significant but separately identifiable segment referred to as "Narrowband Operations.
" The Company's reportable segments have been deterined based on the nature of its operations and products offered to customers.

                                                Three Months Ended
                                        -----------------------------------
      Net sales                         January 1, 2000     January 2, 1999
                                        ---------------     ---------------

      Land mobile communications          $  524,556          $  450,927
      Marine communications                  930,543           2,093,544
      Marine instrumentation                 474,919             472,543
      Narrowband operations                   73,062               2,288
                                          ------------------------------
      Total consolidated net sales        $2,003,080          $3,019,302
                                          ==============================


                                                Three Months Ended
                                        -----------------------------------
      Operating income (loss)           January 1, 2000     January 2, 1999
                                        ---------------     ---------------

      Land mobile communications          $ (274,625)         $ (293,707)
      Marine communications                 (162,748)            178,717
      Marine instrumentation                 (37,180)            (39,553)
      Narrowband operations                   (4,180)            (69,661)
      All other                              (62,865)            (61,029)
                                          ------------------------------
      Total consolidated operating loss     (541,598)           (285,233)
      Interest expense                       122,755             236,181
      Other income, net                      (27,454)            (33,832)
                                          ------------------------------
      Total consolidated net loss         $ (636,899)         $ (487,582)
                                          ==============================


Certain reclassifications have been made to the prior year financial statements in order to conform to the current year's presentation, with no impact on previously reported net loss or stockholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and as such may involve risks and uncertainties. This Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB contain certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.

Introduction

Datamarine International, Inc. and its subsidiaries ("we" or the "Company") manufacture radio communications and navigation instrumentation products. The Company is organized into three primary operating segments according to its primary product categories: "Land Mobile Communications", "Marine Communications" and "Marine Instrumentation." The Company also owns and manages specialized mobile radio ("SMR") licenses in the 220 MHz radio service, although revenues from such operations to date have been immaterial. These operations are included in a segment referred to as "Narrowband Operations."

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

Sales of narrowband communications products for the land mobile radio market are made through the Company's wholly-owned subsidiary, SEA, Inc. ("SEA"), to business users in the United States and Mexico. SEA has developed and marketed narrowband radio equipment since 1984 and began selling its narrowband equipment for use in the 220 MHz band in 1993.

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

As of September 30, 1996 ownership of Phase I licenses for locations which had not met regulatory build-out requirements reverted to the Federal government. The Federal Communications Commission ("FCC") conducted an auction of Phase II licenses which commenced in September 1998 and concluded in October 1998. The auction was for licenses covering "Economic Areas", "Regions" and "Nationwide" areas as defined by the FCC. We expect the build-out of Phase II licenses to increase demand for our higher margin 220 MHz base station products.

During fiscal 1995 Narrowband Network Systems, Inc. ("NNS") was incorporated in the state of Washington as a subsidiary of SEA, and SEA owns 97.5% of NNS's outstanding stock. NNS was formed to participate in the business of providing SMR services. NNS has entered into both "Management Agreements" and "Operator Agreements" with the holders of 220 MHz licenses granted by the FCC related to SMR services in approximately 47 market areas across the United States. Management Agreements require NNS to construct, develop and operate SMR systems in certain markets. Operator Agreements require NNS to provide licenses, system facilities and "SMR Operators" in certain markets. The Management Agreements typically allow NNS to acquire the license holder's interest in exchange for a percentage of gross receipts from the system and a percentage of any profit realized by NNS upon the system's ultimate disposition. The Operator Agreements typically give NNS a contractual percentage of system revenue based on the level of support provided to each system. The Company has met all regulatory build-out requirements related to its licenses. Because NNS has only limited operations, revenues and associated cash expenses currently account for only a small part of the Company's overall business.

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

International Sales

Foreign sales typically account for approximately 5% of our sales. In 1999 foreign sales were higher than usual due to two factors. Prior to 1999, narrowband products were sold only domestically so foreign sales represented only marine revenues. During 1999 the Company made its first sales of land mobile products in Mexico and we expect to continue selling land mobile products in Mexico. Foreign revenues from marine products were unusually high because many of the Company's GMDSS "A3" products were sold outside the United States. We do not expect fiscal 2000 export sales of GMDSS "A3" products to continue at the 1999 rate.

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended January 1, 2000 and the comparable quarter in the prior fiscal year.

          Sales                                                    Gross Profit
-------------------------                                    -------------------------
January 1,     January 2,                                    January 1,     January 2,
   2000           1999                                          2000           1999
--------------------------------------------------------------------------------------

$  524,556     $  450,927     Land Mobile Communications      $ 82,905      $   97,835
   930,543      2,093,544       Marine Communications          379,551         807,783
   474,919        472,543       Marine Instrumentation         172,999         188,346
    73,062          2,288       Narrowband Operations           73,062           1,769
--------------------------------------------------------------------------------------
$2,003,080     $3,019,302          Total                      $708,517      $1,095,733
======================================================================================


Sales order backlogs at January 1, 2000 were as follows: Land Mobile Communications $2,151,000, Marine Communications $341,000 and Marine Instrumentation $47,000.The land mobile backlog includes orders for repeater systems and new mobile radio products, deliveries of which are expected to take place over an extended period of time.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.

  Income and Expense Items                                Percentage
as a Percentage of Net Sales                          Increase (Decrease)
----------------------------                          -------------------
                                                         1999     1998
 January 1,     January 2,                                to       to
    2000           1999                                  2000     1999
 ------------------------------------------------------------------------

    100%           100%              Net sales           (34%)     (2%)
     65             64         Cost of products sold     (33)     (10)
     35             36             Gross profit          (35)      15
     62             46          Operating expenses        (9)      (3)
    (27)            (9)           Operating loss          90      (40)
     (6)            (8)          Interest expense        (48)      50
    (32)           (16)          Loss before taxes        31      (22)
    (32%)          (16%)             Net loss             31%     (22%)


Net sales decreased by $1,016,222 or 34% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products increased by $73,629 or 16% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems decreased by $1,163,001 or 56%. Net sales of the Company's marine instrumentation systems were comparable to the same quarter in the prior fiscal year.

Land mobile revenues continue to be comprised mostly of mobile radio products and will continue to be so until new licenses holders begin to take delivery of repeater systems. The auction of Phase II licenses concluded in October 1998 and successful bidders received their licenses in March 1999. Although the Company's land mobile order backlog continues to grow, customers have been slow to take delivery of new repeater systems. Mobile radio sales increased over the same quarter last year as a result of the new model 604 starting to ship in September 1999. Orders for the 604 are very strong, but we do not expect the radio to ship in quantity until the third quarter of fiscal 2000. Management expects that the FCC's issuance of new licenses will provide an opportunity for significant revenue growth in the narrowband product line. In September 1999, the Company did make its first sale of land mobile repeaters, mobile and portable radios in Mexico. Management expects that the recent auction of 220 MHz licenses in Mexico will provide additional selling opportunities for the Company.

Sales of marine communications products were significantly lower compared to the prior year. The decrease was due almost entirely to a decline in sales of GMDSS "A3" systems as many customers satisfied regulatory requirements during 1999. The Company plans to replace lower GMDSS sales with new radio products which are expected to start shipping in the third quarter of fiscal 2000.

Marine instrumentation sales were comparable to the prior year but were below management's projections for the quarter. Sales of the Company's new chart product continue to increase but at a slower rate than originally forecast.

Revenue from narrowband operations was $73,062. Narrowband revenues are derived from the Company's share of SMR operations on those sites where the Company owns or has an ownership interest in the license and/or base station equipment. Prior to the current quarter, revenues were insignificant or collection was uncertain so revenue recognition was deferred. During the current quarter, management determined that certain revenues attributable to operations from early 1997 through part of 1999 were due and collectible so they were billed and recognized. Ongoing revenues of this type are currently accruing at about $8,000 per quarter.

Gross profit was $708,517 (35% of net sales), as compared to $1,095,733 (36% of net sales) in the prior year, a decrease of $387,216 or 35%. The gross profit on land mobile products was $82,905 (16% of such sales), as compared to $97,835 (22% of such sales) in the prior year, a decrease of $14,930. Land mobile gross profit declined due to price reductions on some models in anticipation of the introduction of the new model 604 mobile radio.

The gross profit on marine communications systems was $379,551 (41% of such sales), as compared to $807,783 (39% of such sales) in the prior year, a decrease of $428,232 or 53%. Strong sales of GMDSS "A3" products contributed to the prior year's results and were not expected to continue into fiscal 2000.

The gross profit on marine instrumentation systems was $172,999 (36% of such sales), as compared to $188,346 (40% of such sales) in the prior year, a decrease of $15,347 or 8%. Changes in product mix and slightly higher production costs on some items accounted for the lower gross margin percentage.

The gross profit on narrowband operations is approximately the same as revenues because the payments are essentially royalties. In some instances the Company is obligated pay a portion of its revenues to another party but such payments are a small percentage of the Company's share. Any such payments are accounted for as cost of revenue in the narrowband segment.

Operating expenses were $1,250,115 (62% of net sales), as compared to $1,380,966 (46% of net sales) last year, a decrease of $130,851 or 9%. Engineering expenses were comparable to the prior year. Total selling expenses declined $119,682 or about 18%. Expenses such as advertising and commissions which are tied closely to sales declined with the overall decrease in revenues. Administrative expenses were comparable in total to the prior year. Narrowband operating expenses increased slightly due to higher site rental expenses at those sites which are the Company's responsibility.

Interest expense decreased $113,426 or 48% over the prior year. Amortization of debt discount and issuance costs related to the Subordinated Convertible Debentures was completed in February 1999 and there was no comparable expense in the current quarter. The conversion of certain Subordinated Short Term Notes to equity also resulted in fewer warrants being issued in order to extend the maturity dates. The increased interest rate on bank borrowings was offset by lower average loan balances.

Other income was comparable in amount to the prior year and the current quarter included the gain on sale of narrowband base station equipment at two sites.

Income taxes were zero for 2000 and 1999 because the Company fully reserves its deferred tax asset.

Liquidity and Capital Resources

On January 1, 2000, the Company's principal sources of liquidity consisted of approximately $160,000 in cash and equivalents. Net cash provided by operating activities for the quarter was $110,442, a $196,212 increase from $85,770 net cash used in operating activities in the prior year. Cash was provided by decreases in inventories and increases in accounts payable and accrued expenses. At the end of quarter the sales order backlogs stood at $2,539,000. Of the total January 1, 2000 backlog, land mobile products represented $2,151,000, marine communications products represented $341,000 and marine instrumentation products represented $47,000.

The Company has a bank line with a maximum borrowing limit of $1,418,665. The amount available under the line is based upon a formula that considers the Company's trade receivables and finished goods inventory. At January 1, 2000 the amount outstanding on the line was $1,119,950 which was the maximum borrowing supported by the collateral at that date. The loan agreement contains covenants which require the Company to maintain a tangible net worth as defined by the bank of $2,050,000, a minimum current ratio of 1.0 and a maximum debt to net worth ratio of 3.4. The Company is in compliance with these loan covenants. We do not have a commitment from our bank to extend the term of our bank line of credit. Since November 1, 1999 the line has been renewed on a month-to-month basis. The Company is in compliance with the terms of the loan however, should the bank choose not to renew the loan and instead demand immediate repayment we would not have sufficient resources to do so. Any action the bank might take to pursue immediate collection of the loan would have severe consequences for the Company.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that additional sales of land mobile products will result from the March 1999 issuance of Phase II licenses by the FCC, and the Company's introduction of new land mobile products. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may also elect to raise capital by selling 220 MHz licenses and repeater hardware owned by its subsidiary, Narrowband Network Systems, Inc. The first sale of such equipment occurred in December 1999 and since that time the Company has received additional offers to purchase licenses and associated base station equipment.

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has received notice that on February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement. There were no material developments in the proceedings during the quarter. Additional information is available in the Company's Annual Report on Form 10-KSB for the year ended October 2, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

(a) A special meeting of shareholders was held October 21, 1999 at the Company's offices in Mountlake Terrace, Washington. All matters submitted to a vote of the Company's shareholders were described in the Company's proxy statement dated September 15, 1999.

(b) Matters submitted to a vote of the shareholders included:

(1) A proposal to amend the Company's Articles of Organization to increase the authorized common stock from 3,000,000 shares to 20,000,000 shares. The proposal was approved by the following vote.

For 1,521,673
Against 62,135
Abstain 100

(2) A proposal to change the Company's state of incorporation from Massachusetts to Washington. The proposal was approved by the following vote.

For 1,269,083
Against 1,205
Broker non-vote 313,620

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this report on Form 10-QSB.

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

                                       Datamarine International, Inc.
                                                (Registrant)



Date: February 11, 2000                /s/ JAN KALLSHIAN
      -----------------                -----------------
                                       Jan Kallshian
                                       Chief Financial Officer