Form 10QSB
period 2000-04-01
DATAMARINE INTERNATIONAL INC
filed 2000-05-22
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 1, 2000 Commission File Number 0-8936

                       DATAMARINE INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

             Washington                            04-2454559
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

                              Yes  [X]  No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at April 1, 2000
    Common Stock, $.01 Par Value                      1,707,282


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   Three Months Ended              Six Months Ended
                                -------------------------     --------------------------
                                 April 1,       April 3,       April 1,        April 3,
                                   2000           1999           2000            1999
                                 --------       --------       --------        --------

Net sales                       $1,841,600     $3,513,731     $ 3,844,680     $6,533,033

Cost of products sold            1,320,600      2,142,204       2,615,163      4,065,773
                                --------------------------------------------------------

Gross profit                       521,000      1,371,527       1,229,517      2,467,260

Operating expenses:
  Research and development         358,005        343,152         695,976        680,796
  Selling                          533,837        613,186       1,078,730      1,277,761
  General and administrative       283,633        334,062         573,642        641,379
  Narrowband operations             71,162         72,495         148,404        143,925
                                --------------------------------------------------------
      Operating expenses         1,246,637      1,362,895       2,496,752      2,743,861
                                --------------------------------------------------------

Operating income (loss)           (725,637)         8,632      (1,267,235)      (276,601)

Interest expense                   153,241        212,204         275,996        448,385
Other (income) expense, net        (11,618)        17,727         (39,072)       (16,105)
                                --------------------------------------------------------

Loss before income taxes          (867,260)      (221,299)     (1,504,159)      (708,881)

Income taxes                             -              -               -              -
                                --------------------------------------------------------

Net loss                        $ (867,260)    $ (221,299)    $(1,504,159)    $ (708,881)
                                ========================================================

Net loss per share, basic       $    (0.51)    $    (0.14)    $     (0.89)    $    (0.47)
Net loss per share, diluted     $    (0.51)    $    (0.14)    $     (0.89)    $    (0.47)

Average shares outstanding,
 basic and diluted               1,702,310      1,533,336       1,698,072      1,513,753


 The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                           April 1,       October 2,
                                                                             2000            1999
                                                                          -----------     ----------

                               ASSETS
Current assets:
  Cash and cash equivalents                                               $    59,883     $    39,189
  Accounts receivable, net of allowance of $173,298 and
   $153,743, respectively                                                   1,174,939       1,274,907
  Inventories                                                               4,053,155       4,487,190
  Prepaid expenses and other current assets                                   177,712         133,982
                                                                          ---------------------------
      Total current assets                                                  5,465,689       5,935,268

Property, plant and equipment                                               5,217,741       5,138,802
  Less accumulated depreciation                                             3,961,842       3,814,391
                                                                          ---------------------------
      Property, plant and equipment, net                                    1,255,899       1,324,411

Other assets, net                                                             316,519         338,081
                                                                          ---------------------------

      Total assets                                                        $ 7,038,107     $ 7,597,760
                                                                          ===========================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                                    $ 1,053,918     $ 1,097,312
  Notes payable to related parties and others                                 449,983         452,000
  Accounts payable                                                          1,622,675       1,268,558
  Accrued expenses                                                          2,286,239       1,789,392
  Current maturities of long-term debt and capital lease obligations        2,050,623       2,060,892
                                                                          ---------------------------
      Total current liabilities                                             7,463,438       6,668,154

Long-term debt and capital lease obligations, less current maturities         128,563          65,716
                                                                          ---------------------------

      Total liabilities                                                     7,592,001       6,733,870
                                                                          ---------------------------

Redeemable preferred stock, $1 par value; none issued                               -               -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred stock; none issued                                -               -
  Common stock, $.01 par value,
   Authorized 3,000,000 shares; 1,707,282 and 1,689,742
   shares issued and outstanding, respectively                                 17,073          16,897
  Capital in excess of par value                                            4,801,029       4,717,736
  Unearned compensation                                                       (12,354)        (15,260)
  Accumulated deficit                                                      (5,359,642)     (3,855,483)
                                                                          ---------------------------
      Total stockholders' equity                                             (553,894)        863,890
                                                                          ---------------------------

      Total liabilities and stockholders' equity                          $ 7,038,107     $ 7,597,760
                                                                          ===========================


 The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Six Months Ended
                                                                     ---------------------------
                                                                       April 1,        April 3,
                                                                         2000            1999
                                                                       --------        --------

OPERATING ACTIVITIES
  Net loss                                                           $(1,504,159)     $(708,881)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                                        177,410        211,599
    Gain on asset dispositions                                           (10,790)       (10,790)
    Amortization of debt discount and issue costs                         62,315        183,920
    Provision for losses on accounts receivable                           20,912         30,807
    Employee investment plan expense                                      28,440         26,916
    Amortization of unearned compensation                                  8,562         12,438
    Changes in operating assets and liabilities:
      Accounts receivable                                                 79,056         74,440
      Inventories, prepaid expenses and other current assets             390,305        254,341
      Accounts payable and accrued expenses                              861,754       (103,890)
                                                                     --------------------------
  Net cash provided by (used in) operating activities                    113,805        (29,100)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including self-
   constructed equipment                                                  (5,462)       (54,200)
  Disposition of property, plant and equipment                            12,015              -
  Other                                                                  (15,932)       (10,642)
                                                                     --------------------------
  Net cash used in investing activities                                   (9,379)       (64,842)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                       2,602          8,797
  Proceeds from bank and other borrowings                                      -              -
  Principal payments on note payable to bank, capital lease
   obligations and long-term debt                                        (86,334)       (29,941)
                                                                     --------------------------
  Net cash provided by (used in) financing activities                    (83,732)       (21,144)

  Increase (decrease) in cash and cash equivalents during period          20,694       (115,086)
  Cash and cash equivalents at beginning of period                        39,189        393,161
                                                                     --------------------------

  Cash and cash equivalents at end of period                         $    59,883      $ 278,075
                                                                     ==========================

  Supplementary Cash Flow Information
    Interest paid                                                    $    67,485      $  74,162
    Proceeds of leases used to acquire assets                             93,501              -
    Conversion of subordinated note and accrued interest                       -        217,028


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

2. Going Concern

As shown in the consolidated financial statements, the Company incurred a net loss of $1,504,159 for the six months ended April 1, 2000, and incurred losses for fiscal 1999 and 1998 as well. In addition, the Company has a significant subordinated debt obligation due in December 2000. These factors, as described below, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital and operate at a profit. Our plans with respect to these matters are described below.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that additional sales of land mobile products will result from the March 1999 issuance of Phase II licenses by the FCC, and the Company's introduction of new land mobile products. The Company's order backlog for land mobile products increased from $2,151,000 at January 1, 2000 to $2,883,000 at April 1, 2000. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may also elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc. The first sale of such equipment occurred in December 1999. During the current quarter the Company entered into agreements to sell additional equipment and licenses for an aggregate selling price of $475,000.

Since November 1, 1999 our variable bank line of credit has been renewed on a month-to-month basis and matured on March 31, 2000. Effective March 30, 2000 the line was converted to an accounts receivable factoring agreement which expires July 31, 2000. We do not have a commitment from our bank to extend the factoring agreement beyond July 31, 2000. Should the bank choose not to extend the agreement and the Company not be able to otherwise refinance the debt, the lack of a loan facility would have severe consequences for the Company.

The Company has had discussions with a number of senior lenders and management believes the Company could obtain new senior debt on reasonable terms. However, in order to complete a new bank loan agreement Alta Subordinated Debt Partners III ("ASDP III"), the holder of the Subordinated Convertible Debentures (see Note 6) must agree to subordinate their debt to the new senior lender. We have not been able to obtain a subordination agreement from ASDP III so further action on any new bank financing has been postponed.

As described in Note 6, we have subordinated debt obligations due in December 2000 and the debt is the subject of litigation. In order to redeem its obligations as scheduled and meet its operating and capital requirements in the next year, the Company will require additional funding. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. If the subordinated debt cannot be redeemed as scheduled the lenders may take action against the Company to pursue their rights under the agreements. Since the rights of the subordinated debt holders are junior to those of the bank, any action taken by the subordinated debt holders would likely be subject to, and delayed by, actions taken by the bank. Nevertheless, any such action could have severe consequences for the Company.

3. Inventory Components:

Inventories consisted of the following at:

[CAPTION]

                             April 1, 2000     October 2, 1999
                             -------------     ---------------

         Finished Goods       $1,326,645         $1,583,442
         Work-In-Process         152,186            174,019
         Raw Material          2,574,324          2,729,729
                              -----------------------------
                              $4,053,155         $4,487,190
                              =============================


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

Stock options for 162,600 shares, preferred stock convertible into 197,150 shares, subordinated notes convertible into 213,877 shares and warrants for 126,470 common shares were not included in the loss per share calculation for the quarter ended April 1, 2000 because they would be anti-dilutive.

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

On February 17, 1999 the Company received a letter from the ASDP III's counsel demanding payment of the Debenture principal and all accrued interest by February 22, 1999. Under the terms of the Company's senior bank loan no such payment on the Debentures is allowed and no payment was made. On February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement. The complaint seeks damages in the amount of $2,827,863 plus interest and reasonable attorneys' fees and costs. The Company filed its answer and counterclaims on April 2, 1999 and intends to vigorously defend itself in this matter. The case is currently in the discovery phase with a scheduled trial date of June 19, 2000.

Accrued and unpaid interest on the Debentures as of April 1, 2000 was approximately $963,875.

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

                                            Three Months Ended                   Six Months Ended
                                      -------------------------------     -------------------------------
Net sales                             April 1, 2000     April 3, 1999     April 1, 2000     April 3, 1999

Land mobile communications             $  270,102        $  327,718        $   794,658       $  778,645
Marine communications                     970,850         2,629,689          1,901,393        4,723,233
Marine instrumentation                    600,648           555,272          1,075,567        1,027,815
Narrowband operations                           -             1,052             73,062            3,340
                                       ----------------------------        ----------------------------
Total consolidated net sales           $1,841,600        $3,513,731        $ 3,844,680       $6,533,033
                                       ============================        ============================

                                            Three Months Ended                   Six Months Ended
                                      -------------------------------     -------------------------------
Operating income (loss)               April 1, 2000     April 3, 1999     April 1, 2000     April 3, 1999

Land mobile communications             $ (404,487)       $ (382,872)       $  (679,112)      $ (676,579)
Marine communications                    (202,570)          475,900           (365,318)         654,617
Marine instrumentation                     15,234            48,316            (21,946)           8,763
Narrowband operations                     (71,162)          (71,649)           (75,342)        (141,310)
All other                                 (62,652)          (61,063)          (125,517)        (122,092)
                                       ----------------------------        ----------------------------
Total consolidated operating loss        (725,637)            8,632         (1,267,235)        (276,601)
Interest expense                          153,241           212,204            275,996          448,385
Other (income) expense, net               (11,618)           17,727            (39,072)         (16,105)
                                       ----------------------------        ----------------------------
Total consolidated net loss            $ (867,260)       $ (221,299)       $(1,504,159)      $ (708,881)
                                       ============================        ============================


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

Datamarine International, Inc. was incorporated in Massachusetts on April 23, 1969 and, effective April 21, 2000, changed its state of domicile to Washington. All of the Company's product development and manufacturing facilities are at its Mountlake Terrace, Washington location. The Company has sales and service facilities on the east and west coasts of the United States and in Chatswood, NSW, Australia. Marine communication products, branded SEA, and marine instrumentation products, branded Datamarine, are sold worldwide through approximately 500 dealers in the United States and approximately 20 foreign countries.

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

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended April 1, 2000 and the comparable quarter in the prior fiscal year.

          Sales                                                    Gross Profit
-------------------------                                    -------------------------
 April 1,       April 3,                                     April 1,       April 3,
   2000           1999                                         2000           1999
--------------------------------------------------------------------------------------

$  270,102     $  327,718     Land Mobile Communications     $(28,812)     $   (1,207)
   970,850      2,629,689       Marine Communications         319,292       1,119,777
   600,648        555,272       Marine Instrumentation        230,520         252,111
         -          1,052       Narrowband Operations               -             846
--------------------------------------------------------------------------------------
$1,841,600     $3,513,731               Total                $521,000      $1,371,527
--------------------------------------------------------------------------------------


Sales order backlogs at April 1, 2000 were as follows: Land Mobile Communications $2,883,000, Marine Communications $390,000 and Marine Instrumentation $51,000. The land mobile backlog includes orders for repeater systems and new mobile radio products, deliveries of which are expected to take place over an extended period of time.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.

  Income and Expense Items                                       Percentage
as a Percentage of Net Sales                                 Increase (Decrease)
----------------------------                                 -------------------
                                                               1999       1998
   April 1,     April 3,                                        to         to
     2000         1999                                         2000       1999
--------------------------------------------------------------------------------

    100%          100%                  Net sales              (48)%       17
     72            61             Cost of products sold        (38)         8
     28            39                 Gross profit             (62)        34
     68            39              Operating expenses           (9)        (5)
    (39)            -            Operating income (loss)       n.m.      (102)
     (8)           (6)              Interest expense           (28)        11
    (33)           (6)              Loss before taxes          173        (63)
    (33)%          (6)%                 Net loss               173%       (63)%


Net sales decreased by $1,672,131 or 48% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $57,616 or 18% compared to the same quarter in the prior fiscal year. Net sales of the Company's marine communications systems decreased by $1,658,839 or 63%. Net sales of the Company's marine instrumentation systems increased by $45,376 or 8%.

Land mobile revenues continue to be comprised mostly of mobile radio products and will continue to be so until new licenses holders begin to take delivery of repeater systems. The auction of Phase II licenses concluded in October 1998 and successful bidders received their licenses in March 1999. Although the Company's land mobile order backlog continues to grow, customers have been slow to take delivery of new repeater systems. Mobile radio sales decreased compared to the same quarter last year as customers deferred the purchase of radios while awaiting the introduction of the new model 604. Orders for the 604 are very strong, and the radio started shipping in September 1999, but we do not expect the radio to ship in quantity until the last quarter of fiscal 2000. Management expects that the FCC's issuance of new licenses will provide an opportunity for significant revenue growth in the narrowband product line. In September 1999, the Company did make its first sale of land mobile repeaters, mobile and portable radios in Mexico. Management expects that the recent auction of 220 MHz licenses in Mexico will provide additional selling opportunities for the Company.

Sales of marine communications products were significantly lower compared to the prior year. The decrease was due almost entirely to a decline in sales of GMDSS "A3" systems as many customers satisfied regulatory requirements during 1999. The Company plans to replace lower GMDSS "A3" sales with new VHF radio products which are expected to start shipping in the fourth quarter of fiscal 2000.

Marine instrumentation sales increased over the prior year but continued to be below management's projections. The increase was due to sales of the Company's new chart plotter, which continue to grow but at rate which is lower than originally forecast.

There were no revenues recognized from narrowband operations during the current quarter. Narrowband revenues are derived from the Company's share of SMR operations on those sites where the Company owns or has an ownership interest in the license and/or base station equipment. Prior to the first quarter of fiscal 2000, revenues were insignificant or collection was uncertain so revenue recognition was deferred. During the first quarter, management determined that certain revenues attributable to operations from early 1997 through part of 1999 were due and collectible so they were billed and recognized. Ongoing revenues of this type are currently accruing at about $8,000 per quarter and will be recognized at such time as the amounts and collectibility can be reasonably estimated.

Gross profit was $521,000 (28% of net sales), as compared to $1,371,527 (39% of net sales) in the prior year, a decrease of $850,527 or 62%. The gross profit on land mobile products was $(28,812) (-11% of such sales), as compared to $(1,207) in the prior year, a decrease of $27,605. Land mobile gross profit declined due to price reductions on some models in anticipation of the introduction of the new model 604 mobile radio.

The gross profit on marine communications systems was $319,292 (33% of such sales), as compared to $1,119,777 (43% of such sales) in the prior year, a decrease of $800,485 or 71%. Strong sales of GMDSS "A3" products contributed to the prior year's results and were not expected to continue into fiscal 2000. Gross profit rates in the current quarter were lower due to the mix of products sold, and to slightly higher manufacturing costs attributable to lower production rates.

The gross profit on marine instrumentation systems was $230,520 (38% of such sales), as compared to $252,111 (45% of such sales) in the prior year, a decrease of $21,591 or 9%. Changes in product mix and slightly higher production costs on some items accounted for the lower gross profit percentage.

The gross profit on narrowband operations is approximately the same as revenues because the payments are essentially royalties. In some instances the Company is obligated pay a portion of its revenues to another party but such payments are a small percentage of the Company's share. Any such payments are accounted for as cost of revenue in the narrowband segment.

Operating expenses were $1,246,637 (68% of net sales), as compared to $1,362,895 (39% of net sales) last year, a decrease of $116,258 or 9%. Operating expenses were lower than last year, but constituted a larger percentage of lower net sales. Engineering expenses increased 4% with most of the increase in consumable parts and contract engineering. Total selling expenses declined $79,349 or 13%. Expenses such as advertising and commissions which are tied closely to sales declined with the overall decrease in revenues. Administrative expenses declined $50,249 or 15%. Lower professional fees and local taxes comprised most of the reduction. Narrowband operating expenses were comparable to the prior year.

Interest expense decreased $58,963 or 28% from the prior year. Lower average loan balances offset the increased interest rate on bank borrowings. Amortization of debt discount and issuance costs related to the Subordinated Convertible Debentures was completed in February 1999 and there was no comparable expense in the current quarter. The conversion of certain Subordinated Short Term Notes to equity also resulted in fewer warrants being issued in order to extend the maturity dates. The fair value of common stock warrants issued to extend the term of the Company's senior or subordinated debt is charged to expense over the term of the extension.

Other income for the current quarter was $11,618 compared to other expense of $17,727 in the comparable quarter last year. The current quarter included revenue from non-recurring engineering services.

Income taxes were zero for 2000 and 1999 because the Company fully reserves its deferred tax asset.

Liquidity and Capital Resources

On April 1, 2000, the Company's principal sources of liquidity consisted of approximately $60,000 in cash and equivalents. Net cash provided by operating activities for the quarter was $113,805, a $142,905 increase from net cash used in operating activities in the prior year. Cash was provided by decreases in inventories and increases in accounts payable and accrued expenses. At the end of quarter the sales order backlogs stood at $3,324,000. Of the total April 1, 2000 backlog, land mobile products represented $2,883,000, marine communications products represented $390,000 and marine instrumentation products represented $51,000.

Since November 1, 1999 our variable bank line of credit has been renewed on a month-to-month basis and matured on March 31, 2000. Effective March 30, 2000 the line was converted to an accounts receivable factoring agreement which expires July 31, 2000. The maximum amount of factored invoices outstanding at any time is limited to $1,375,000. Advance rates are 92% for April, 86% for May, and 80% thereafter. The Company pays a fee of 0.5% on factored items and interest on the outstanding balance at 1.75% over prime. We do not have a commitment from our bank to extend the factoring agreement beyond July 31, 2000. Should the bank choose not to extend the agreement and the Company not be able to otherwise refinance the debt, the lack of a loan facility would have severe consequences for the Company.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line.
We believe that additional sales of land mobile products will result from the March 1999 issuance of Phase II licenses by the FCC, and the Company's introduction of new land mobile products. The Company's order backlog for land mobile products increased from $2,151,000 at January 1, 2000 to $2,883,000 at April 1, 2000. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may also elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc. The first sale of such equipment occurred in December 1999. During the current quarter the Company entered into agreements to sell additional equipment and licenses for an aggregate selling price of $475,000. The Company typically receives a deposit at the time a sales agreement is made, but no revenue is recognized until title passes to the purchaser.

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has received notice that on February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement. The case is currently in the discovery phase with a scheduled trial date of June 19, 2000. Additional information is available in the Company's Annual Report on Form 10-KSB for the year ended October 2, 1999.

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

27    Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter ended April 1, 2000. Form 8-K dated January 26, 2000. Resignation of a Director.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                                (Registrant)


Date: May 11, 2000                     /s/ JAN KALLSHIAN
      ------------                     -----------------------
                                       Jan Kallshian
                                       Chief Financial Officer