Form 10QSB
period 2000-07-01
DATAMARINE INTERNATIONAL INC
filed 2000-08-21
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000 Commission File Number 0-8936

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

                              Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at July 1, 2000
Common Stock, $.01 Par Value                    1,724,437


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           Three Months Ended               Nine Months Ended
                                       -----------------------------------------------------------
                                         July 1,        July 3,          July 1,          July 3,
                                          2000           1999             2000             1999
                                       -----------------------------------------------------------

Net sales                              $1,853,095     $3,213,234      $ 5,697,775      $ 9,746,267

Cost of products sold                   1,263,181      2,077,899        3,878,344        6,143,672
                                       -----------------------------------------------------------

Gross profit                              589,914      1,135,335        1,819,431        3,602,595

Operating expenses:
  Research and development                326,234        416,884        1,022,210        1,097,680
  Selling                                 430,188        533,781        1,508,918        1,811,542
  General and administrative              263,805        355,496          837,447          996,875
  Narrowband operations                    70,163         79,209          218,567          223,134
                                       -----------------------------------------------------------
  Operating expenses                    1,090,390      1,385,370        3,587,142        4,129,231
                                       -----------------------------------------------------------

Operating loss                           (500,476)      (250,035)      (1,767,711)        (526,636)

Interest expense                          143,672        167,851          419,668          616,236
Other income, net                         (35,891)        (1,844)         (74,963)         (17,949)
                                       -----------------------------------------------------------

Loss before income taxes                 (608,257)      (416,042)      (2,112,416)      (1,124,923)

Income taxes                                    -              -                -                -
                                       -----------------------------------------------------------

Net loss                               $ (608,257)    $ (416,042)     $(2,112,416)     $(1,124,923)
                                       ===========================================================

Net loss per share, basic              $    (0.36)    $    (0.27)     $     (1.24)     $     (0.74)
Net loss per share, diluted            $    (0.36)    $    (0.27)     $     (1.24)     $     (0.74)

Average shares outstanding,
 basic and diluted                      1,712,291      1,545,391        1,702,811         1,524,299

The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited)
                                                           July 1,       October 2,
               ASSETS                                       2000            1999
                                                         --------------------------
Current assets:
  Cash and cash equivalents                              $    37,849    $    39,189
  Accounts receivable, net of allowance
   of $181,523 and $153,743, respectively                  1,012,355      1,274,907
  Inventories                                              3,820,619      4,487,190
  Prepaid expenses and other current assets                  120,126        133,982
                                                         --------------------------
      Total current assets                                 4,990,949      5,935,268

Property, plant and equipment                              5,217,741      5,138,802
  Less accumulated depreciation                            4,044,202      3,814,391
                                                         --------------------------
  Property, plant and equipment, net                       1,173,539      1,324,411

Other assets, net                                            429,008        338,081
                                                         --------------------------

      Total assets                                       $ 6,593,496    $ 7,597,760
                                                         ==========================


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                   $   757,778    $ 1,097,312
  Notes payable to related parties and others                449,700        452,000
  Accounts payable                                         2,004,489      1,268,558
  Accrued expenses                                         2,347,441      1,789,392
  Current maturities of long-term debt
   and capital lease obligations                           2,036,052      2,060,892
                                                         --------------------------
      Total current liabilities                            7,595,460      6,668,154

Long-term debt and capital lease
 obligations, less current maturities                        119,538         65,716
                                                         --------------------------

      Total liabilities                                    7,714,998      6,733,870
                                                         --------------------------

Redeemable preferred stock, $1 par value; none issued              -              -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares; including
    redeemable preferred stock; none issued                        -              -
  Common stock, $.01 par value, Authorized
   20,000,000 shares; 1,724,437 and
    1,689,742 shares issued and outstanding,
     respectively                                             17,244         16,897
  Capital in excess of par value                           4,840,320      4,717,736
  Unearned compensation                                      (11,167)       (15,260)
  Accumulated deficit                                     (5,967,899)    (3,855,483)
                                                         --------------------------
      Total stockholders' equity                          (1,121,502)       863,890
                                                         --------------------------

      Total liabilities and
       stockholders' equity                              $ 6,593,496    $ 7,597,760
                                                         ==========================

The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Nine Months Ended
                                                            ------------------------------
                                                              July 1,            July 3,
                                                               2000               1999
                                                            ------------------------------

OPERATING ACTIVITIES
  Net loss                                                  $(2,112,416)       $(1,124,923)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                               270,266            316,895
    Gain on asset dispositions                                  (16,186)           (16,186)
    Amortization of debt discount and issue costs                98,717            250,185
    Provision for losses on accounts receivable                  31,114             43,381
    Employee investment plan expense                             42,421             43,134
    Amortization of unearned compensation                         9,749             18,297
    Changes in operating assets and liabilities:
      Accounts receivable                                       231,438            209,623
      Inventories, prepaid expenses and other
       current assets                                           680,427            307,629
      Other assets                                             (132,092)                 -
      Accounts payable and accrued expenses                   1,310,166           (213,213)
                                                            ------------------------------
      Net cash provided by (used in)
       operating activities                                     413,604           (165,178)

      INVESTING ACTIVITIES
    Purchases of property, plant and
     equipment, including self-constructed
      equipment                                                  (5,462)           (55,275)
    Disposition of property, plant and equipment                 12,015                  -
    Other                                                       (19,047)           (23,107)
                                                            ------------------------------
    Net cash used in investing activities                       (12,494)           (78,382)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                              3,903             10,097
  Proceeds from bank and other borrowings                             -                  -
  Principal payments on note payable to bank,
   capital lease Obligations and long-term debt                (406,353)          (152,763)
                                                            ------------------------------
Net cash used in financing activities                          (402,450)          (142,666)

Decrease in cash and cash equivalents during period              (1,340)          (386,226)
Cash and cash equivalents at beginning of period                 39,189            393,161
                                                            ------------------------------

Cash and cash equivalents at end of period                  $    37,849        $     6,935
                                                            ==============================

Supplementary Cash Flow Information
  Interest paid                                             $   109,830        $   118,770
  Proceeds of leases used to acquire assets                      93,501                  -
  Conversion of subordinated note and accrued interest                -            217,028

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

2.  Going Concern

As shown in the consolidated financial statements, the Company incurred a net loss of $2,112,416 for the nine months ended July 1, 2000, and incurred losses for fiscal 1999 and 1998 as well. In addition, the Company has a significant subordinated debt obligation due in December 2000. These factors, as described below, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital and operate at a profit. Our plans with respect to these matters are described below.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that additional sales of land mobile products will result from the March 1999 issuance of Phase II licenses by the FCC, and the Company's introduction of new land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $1,429,000 at October 2, 1999 to $2,592,000 at July 1, 2000. The recovery of land mobile revenues is currently being hindered by product shortages due to failures by one of the Company's suppliers to deliver products as scheduled. The Company has addressed the problem and believes they have been resolved. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc. The first sale of such equipment occurred in December 1999. During the quarter ended April 1, 2000 the Company entered into agreements to sell additional equipment and licenses for an aggregate selling price of $475,000 and those sales closed in July 2000. An additional sale of equipment and license for an aggregate selling price of $60,000 is expected to close in August 2000.

Effective March 30, 2000 our variable bank line of credit was converted to an accounts receivable factoring agreement which expired July 31, 2000. The bank elected not to extend the factoring agreement and on August 4, 2000 the President of the Company repaid the bank's loan for the then outstanding balance of approximately $285,000. Terms on the resulting loan from the President will be the same as they were with the bank.

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

As described in Note 6, we have subordinated debt obligations due in December 2000. In order to redeem its obligations as scheduled and meet its operating and capital requirements in the next year, the Company will require additional funding. The Company is currently in negotiations with two potential acquirers and has entered into a stand-still agreement with one of those parties. While subject to several conditions precedent, the agreement contains terms that, if consummated, would result in additional equity funding and the acquisition of a controlling interest in the Company. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.

3.  Inventory Components:

Inventories consisted of the following at:

                                   July 1, 2000    October 2, 1999
                                   -------------------------------

              Finished Goods        $1,123,887       $1,583,442
              Work-In-Process          139,228          174,019
              Raw Material           2,557,504        2,729,729
                                    ---------------------------
                                    $3,820,619       $4,487,190
                                    ===========================

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

Stock options for 172,318 shares, preferred stock convertible into 200,000 shares, subordinated notes convertible into 187,133 shares and warrants for 145,208 common shares were not included in the loss per share calculation for the quarter ended July 1, 2000 because they would be anti-dilutive.

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

On February 17, 1999 the Company received a letter from the ASDP III's counsel demanding payment of the Debenture principal and all accrued interest by February 22, 1999. Under the terms of the Company's senior bank loan no such payment on the Debentures is allowed and no payment was made. On February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement. The complaint sought damages in the amount of $2,827,863 plus interest and reasonable attorneys' fees and costs. The matter was scheduled for trial on June 19, 2000. Prior to the trial the Company and ASDP III reached an agreement regarding the due date of the Debentures. Under the terms of the agreement, ASDP III agreed to discontinue its suit against the Company in exchange for the Company agreeing not to challenge either the full amount due or the Debenture due date of December 19, 2000. The agreement also grants ASDP III a security interest in the Company's assets. The agreement gives the Company or its designee the option to redeem the Debentures for $2,200,000 by September 30, 2000.

Accrued and unpaid interest on the Debentures as of July 1, 2000 was approximately $1,038,875.

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

                                      Three Months Ended               Nine Months Ended
                                 ------------------------------------------------------------

Net sales                        July 1, 2000    July 3, 1999    July 1, 2000    July 3, 1999

Land mobile communications        $  446,302      $  328,137      $1,240,960      $1,110,122
Marine communications                927,203       2,067,086       2,828,596       6,790,319
Marine instrumentation               461,550         814,671       1,537,117       1,842,486
Narrowband operations                 18,040           3,340          91,102           3,340
                                  ----------------------------------------------------------
Total consolidated net sales      $1,853,095      $3,213,234      $5,697,775      $9,746,267
                                  ==========================================================


                                            Three Months Ended                Nine Months Ended
                                       ------------------------------------------------------------
Operating income (loss)                July 1, 2000   July 3, 1999    July 1, 2000     July 3, 1999

Land mobile communications              $(273,227)     $(452,368)     $  (952,339)     $(1,128,947)
Marine communications                    (150,390)       271,671         (515,708)         926,288
Marine instrumentation                     20,105         62,953           (1,841)          71,716
Narrowband operations                     (52,123)       (79,209)        (127,465)        (220,519)
All other                                 (44,841)       (53,082)        (170,358)        (175,174)
                                        ----------------------------------------------------------
Total consolidated operating loss        (500,476)      (250,035)      (1,767,711)        (526,636)
Interest expense                          143,672        167,851          419,668          616,236
Other income, net                         (35,891)        (1,844)         (74,963)         (17,949)
                                        ----------------------------------------------------------
Total consolidated net loss             $(608,257)     $(416,042)     $(2,112,416)     $(1,124,923)
                                        ==========================================================


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

Datamarine International, Inc. was incorporated in Massachusetts on April 23, 1969 and, effective April 11, 2000, changed its state of domicile to Washington. All of the Company's product development and manufacturing facilities are at its Mountlake Terrace, Washington location. The Company has sales and service facilities on the east and west coasts of the United States and in Chatswood, NSW, Australia. Marine communication products, branded SEA, and marine instrumentation products, branded Datamarine, are sold worldwide through approximately 500 dealers in the United States and approximately 20 foreign countries.

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

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the Quarter Ended July 1, 2000 and the comparable quarter in the prior fiscal year.

          Sales                                                      Gross Profit
--------------------------                                  --------------------------
July 1,2000    July 3,1999                                  July 1,2000    July 3,1999
--------------------------                                  --------------------------

 $  446,302     $  328,137     Land Mobile Communications     $ 79,449      $  (30,872)
    927,203      2,067,086       Marine Communications         308,685         835,222
    461,550        814,671       Marine Instrumentation        183,740         328,370
     18,040          3,340       Narrowband Operations          18,040           2,615
--------------------------------------------------------------------------------------
 $1,853,095     $3,213,234                Total               $589,914      $1,135,335
--------------------------------------------------------------------------------------

Sales order backlogs at July 1, 2000 were as follows: Land Mobile Communications $2,592,000, Marine Communications $582,000 and Marine Instrumentation $106,000. The land mobile backlog includes orders for repeater systems and new mobile radio products, deliveries of which are expected to take place over an extended period of time. Approximately $1,308,000 of the land mobile backlog represents orders for the Company's new model 604 mobile radio.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.

  Income and Expense Items                                         Percentage
as a Percentage of Net Sales                                  Increase (Decrease)
----------------------------                                  ------------------
                                                              1999         1998
July 1,              July 3,                                   to           to
 2,000                1999                                    2000         1999
-------------------------------------------------------------------------------

 100 %                100 %             Net sales              (42)%        5
  68                   65         Cost of products sold        (39)         2
  32                   35             Gross profit             (48)        10
  59                   43          Operating expenses          (21)        (4)
 (27)                  (8)       Operating income (loss)      (100)       (39)
  (8)                  (5)          Interest expense           (14)       (31)
 (33)                 (13)          Loss before taxes           46        (35)
 (33)%                (13)%             Net loss                46 %      (35)%

Net sales decreased by $1,360,139 or 42% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products increased by $118,165 or 36%. Net sales of the Company's marine communications systems decreased by $1,139,883 or 55%. Net sales of the Company's marine instrumentation systems decreased by $353,121 or 43%. Working capital constraints have caused raw material shortages throughout the Company's product lines and contributed significantly to the decline in sales.

Land mobile revenues during the quarter included both repeaters and mobile
radio products.    Management expects that land mobile revenues will be
comprised mostly of mobile radios until Phase II license holders begin to take delivery of repeater systems. The auction of Phase II licenses concluded in October 1998 and successful bidders received their licenses in March 1999. Although the Company's land mobile order backlog continues to grow, customers have been slow to take delivery of new repeater systems. Mobile radio sales decreased compared to the same quarter last year as customers awaited deliveries of the model 604. Orders for the 604 are very strong, and the radio started shipping in September 1999, but we do not expect the radio to ship in quantity until the first quarter of fiscal 2001. Sales of the 604 have been delayed due to the failure of the Company's supplier to deliver finished products as scheduled. Management expects that the FCC's issuance of new licenses and the Company's introduction of new products will provide an opportunity for significant revenue growth in the narrowband product line.

Sales of marine communications products were significantly lower compared to the prior year. Much of the decrease was due to a decline in sales of GMDSS "A3" systems as many customers satisfied regulatory requirements during 1999. The Company plans to replace lower GMDSS "A3" sales with new VHF radio products which are expected to start shipping in the fourth quarter of fiscal 2000.

Marine instrumentation sales decreased compared to the prior year and continued to be below management's projections. Sales of the Company's chart plotter have been lower than projected, and working capital constraints have reduced advertising and sales promotion.

Revenues from narrowband operations were $18,040 during the current quarter. Narrowband revenues are derived from the Company's share of SMR operations on those sites where the Company owns or has an ownership interest in the license and/or base station equipment. Prior to the first quarter of fiscal 2000, revenues were insignificant or collection was uncertain so revenue recognition was deferred. During the first quarter, management determined that certain revenues attributable to operations from early 1997 through part of 1999 were due and collectible so they were billed and recognized. Ongoing revenues of this type are currently accruing at about $8,000 per quarter and will be recognized at such time as the amounts and collectibility can be reasonably estimated.

Gross profit was $589,914 (32% of net sales), as compared to $1,135,335 (35% of net sales) in the prior year, a decrease of $545,421 or 48%. The gross profit on land mobile products was $79,449 (18% of such sales), as compared to $(30,872) in the prior year, an increase of $110,321. Land mobile gross profit increased due to a favorable product mix including the sales of repeaters.

The gross profit on marine communications systems was $308,685 (33% of such sales), as compared to $835,222 (40% of such sales) in the prior year, a decrease of $526,537 or 63%. Strong sales of GMDSS "A3" products contributed to the prior year's results and were not expected to continue into fiscal 2000. Gross profit rates in the current quarter were lower due to the mix of products sold, the sale of some discontinued products at reduced prices, and to higher manufacturing costs attributable to lower production rates.

The gross profit on marine instrumentation systems was $183,740 (40% of such sales), as compared to $328,370 (40% of such sales) in the prior year, a decrease of $144,630 or 44%. The product mix was similar to the prior year but sales volume was lower due to product shortages.

The gross profit on narrowband operations is approximately the same as revenues because the payments are essentially royalties. In some instances, the Company is obligated pay a portion of its revenues to another party but such payments are a small percentage of the Company's share. Any such payments are accounted for as cost of revenue in the narrowband segment.

Operating expenses were $1,090,390 (59% of net sales), as compared to $1,385,370 (43% of net sales) last year, a decrease of $294,980 or 21%. Operating expenses were lower than last year, but constituted a larger percentage of lower net sales. Engineering expenses decreased 22%, with most of the decrease in consumable parts and engineering related to the development of the chart plotter. Total selling expenses declined $103,593 or 19%. Expenses such as advertising and commissions which are tied closely to sales declined with the overall decrease in revenues. Administrative expenses declined $91,691 or 26%. Professional fees, state taxes tied to revenue, employee benefits and bank charges were lower than the prior year. Narrowband expenses are comprised primarily of site rental and depreciation, both of which were slightly lower than the same quarter last year.

Interest expense decreased $24,179 or 14% from the prior year. Lower average loan balances offset the increased interest rate on bank borrowings. Common stock warrants are issued in connection with the extension of the Company's senior and subordinated debt. The fair value of common stock warrants is charged to interest expense over the term of the extension.

Other income for the current quarter was $35,891 compared to $1,844 in the comparable quarter last year. The current quarter included revenue from non-recurring engineering services.

Income taxes were zero for 2000 and 1999 because the Company fully reserves its deferred tax asset.

Liquidity and Capital Resources

On July 1, 2000, the Company's principal sources of liquidity consisted of approximately $38,000 in cash and equivalents. Net cash provided by operating activities for the nine months ended July 1, 2000 was $413,604, a $578,782 increase from net cash used in operating activities for the same period in the prior year. Cash was provided by decreases in inventories and increases in accounts payable and accrued expenses. At the end of quarter the sales order backlogs stood at $3,280,000. Of the total July 1, 2000 backlog, land mobile products represented $2,592,000, marine communications products represented $582,000 and marine instrumentation products represented $106,000.

Effective March 30, 2000 the Company's variable bank line of credit was converted to an accounts receivable factoring agreement expiring July 31, 2000. The maximum amount of factored invoices outstanding at any time is limited to $1,375,000. Advance rates are 92% for April, 86% for May, and 80% thereafter. The Company pays a fee of 0.5% on factored items and interest on the outstanding balance at 1.75% over prime. The bank elected not to extend the factoring agreement and on August 4, 2000 the President of the Company repaid the bank's loan for the then outstanding balance of approximately $285,000.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that additional sales of land mobile products will result from the March 1999 issuance of Phase II licenses by the FCC, and the Company's introduction of new land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $1,429,000 at October 2, 1999 to $2,592,000 at July 1, 2000. The recovery of land mobile revenues is currently being hindered by product shortages due to delivery failures by one of the Company's suppliers. The Company has addressed the problem and believes they have been resolved. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc. The first sale of such equipment occurred in December 1999. During the quarter ended April 1, 2000 the Company entered into agreements to sell additional equipment and licenses for an aggregate selling price of $475,000 and those sales closed in July 2000. An additional sale of equipment and license for an aggregate selling price of $60,000 is expected to close in August 2000. The Company typically receives a deposit at the time a sales agreement is made, but no revenue is recognized until title passes to the purchaser.

The Company has had discussions with a number of senior lenders and management believes the Company could obtain new senior debt on reasonable terms. However, in order to complete a new bank loan agreement Alta Subordinated Debt Partners III ("ASDP III"), the holder of the Subordinated Convertible Debentures must agree to subordinate their debt to the new senior lender. We have not been able to obtain a subordination agreement from ASDP III so further action on any new bank financing has been postponed.

The Company has subordinated debt obligations due in December 2000. In order to redeem its obligations as scheduled and meet its operating and capital requirements in the next year, the Company will require additional funding. The Company is currently in negotiations with two potential acquirers and has entered into a stand-still agreement with one of those parties. While subject to several conditions precedent, the agreement contains terms that, if consummated, would result in additional equity funding and the acquisition of a controlling interest in the Company. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures") with Alta Subordinated Debt Partners III ("ASDP III"), originally due December 19, 2000. On February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement. The matter was scheduled for trial on June 19, 2000. Prior to the trial the Company and ASDP III reached an agreement regarding the due date of the Debentures. Under the terms of the agreement, ASDP III agreed to discontinue its suit against the Company in exchange for the Company agreeing not to challenge either the full amount due or the Debenture due date of December 19, 2000. The agreement also grants ASDP III a security interest in the Company's assets. The agreement gives the Company or its designee the option to redeem the Debentures for $2,200,000 by September 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on June 6, 2000 in Seattle, Washington. All matters submitted to a vote of the Company's shareholders were described in the Company's proxy statement dated May 2, 2000.

(b)  Matters submitted to a vote of the shareholders included:

      (1) A proposal to approve the adoption of the Datamarine
      International, Inc. 2000 Employee Stock Purchase Plan. The proposal was approved by the following vote:

      For 822,398
      Against 105,075
      Abstain 1,946
      Non-vote 489,580

      (2) A proposal to ratify the selection of Grant Thornton LLP as the Company's independent auditors for 2000. The proposal was approved by the following vote:

      For 1,409,603
      Against 5,050
      Abstain 2,346
      Non-vote 2,000

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this report on Form 10-QSB.

3.1   Articles of Incorporation

3.2   Bylaws

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

27    Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter ended July 1, 2000. None


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                                (Registrant)

Date: August 17, 2000                  /s/ JAN KALLSHIAN
      ---------------                  -----------------
                                       Jan Kallshian
                                       Chief Financial Officer