Form 10KSB
period 2000-09-30
DATAMARINE INTERNATIONAL INC
filed 2001-01-16
CIK 27075

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                 FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the fiscal year ended September 30, 2000.

                       Commission file number 0-8936.

                       DATAMARINE  INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

                   Washington                            04-2454559
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

7030 220th S.W., Mountlake Terrace, Washington              98043
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:    (425) 771-2182

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 18, 2000 was approximately $1,078,000.

The number of shares of the Registrant's common stock outstanding as of December 18, 2000 was 1,809,911 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held March 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

The total number of pages in this Form 10-KSB is 40. See Index to Exhibits on page 35

                                   PART I

ITEM 1.  BUSINESS

Statements in this report that relate to future results and events are based on the Company's current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties.

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

International Sales

Foreign sales accounted for approximately 11% of our sales in fiscal 2000 and 17% of our sales in fiscal 1999. The decrease in foreign sales resulted from two factors. During 1999 the Company made its first sales of land mobile products in Mexico. We expect to continue selling land mobile products in Mexico, but did not do so in fiscal 2000. Foreign revenues from marine products were unusually high in fiscal 1999 because many of the Company's GMDSS "A3" products were sold outside the United States. We did not expect fiscal 2000 export sales of GMDSS "A3" products to continue at the 1999 rate.

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

Sales order backlogs stood at $3,310,000 at September 30, 2000, compared to $1,900,000 at October 2, 1999. Of the total September 30, 2000 backlog, land mobile products represented $2,500,000, marine communications products represented $656,000 and marine instrumentation products represented $154,000.

Orders for the Company's land mobile repeater systems represented approximately 47% of the land mobile product backlog. Deliveries of repeater systems can occur over an extended time period and are subject to some uncertainty, thus the Company does not consider the repeater backlog to be firm. Orders for the Company's model 604 mobile radio represented approximately 52% of the land mobile product backlog. Due to production lead times, fulfillment of the mobile radio backlog is expected to occur throughout fiscal 2001.

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

Research and Development

We are committed to a continuing program of designing new products and improving the product designs presently in production. During fiscal 2000 we spent approximately $1,338,000 on research and development compared to $1,438,000 in 1999. The Company has 15 full-time employees engaged in research and development activities.

Patents

The Company has two United States patents related to its radio products.
The Company views its patents as valuable assets, but believes that its position in the market is not dependent upon the protection offered thereby.

Employees

The Company had approximately 74 full-time employees on September 30, 2000. This compares to 89 on October 2, 1999. The Company has no collective bargaining agreements and believes relations with its employees are good.

Environmental

The Company knows of no statutory requirements with respect to environmental quality which can be expected to have a material effect upon the Company's capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

The manufacturing and general administrative offices of the Company are located in a group of buildings totaling 39,000 square-feet in Mountlake Terrace, Washington, pursuant to a lease which expires in December 2002.
Our marine instrumentation service facility is located in a 2,400 square foot building in Pocasset, Massachusetts. The facility is comprised of two buildings, one of which is owned and one of which is leased under a one year agreement expiring in May 2001. The sales and warehousing operation of a majority-owned subsidiary, Datamarine International Australia, PTY, LTD., is located in a leased 2,500 square-foot building in Chatsworth, New South Wales, Australia.

ITEM 3.  LEGAL PROCEEDINGS

On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures") with Alta Subordinated Debt Partners III ("ASDP III"), originally due December 19, 2000.

On November 24, 1997 the Company received notice from ASDP III of an alleged violation of certain covenants related to the Debenture Purchase Agreement dated December 19, 1995. On February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement. The complaint sought damages in the amount of $2,827,863 plus interest and reasonable attorneys' fees and costs. Prior to the trial the Company and ASDP III reached an agreement regarding the due date of the Debentures. Under the terms of the agreement, ASDP III agreed to discontinue its suit against the Company in exchange for the Company agreeing not to challenge either the full amount due or the Debenture due date of December 19, 2000. The agreement gave the Company or its designee the option to redeem the Debentures for $2,200,000 by September 30, 2000. On September 27, 2000 the Company exercised its option to purchase the Debentures and accrued and unpaid interest of $1,111,375 for $2,200,000. Datamarine's repurchase of the Debentures caused all claims and counterclaims in the matter of Alta Subordinated Debt Partners III, L.P. v. Datamarine International, Inc. to be dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Price of and Dividends on the Registrants Common Equity

The Company's Common Stock trades on the OTCBB under the symbol "DMAR". As of December 18, 2000, there were approximately 900 stockholders of record. The accompanying table shows the range of trading prices for the past two years by fiscal quarter:

                          1st        2nd        3rd         4th

Fiscal 2000:  High       3 5/8      1 3/8      1 5/16      3 1/8
              Low          7/8        3/4        5/8         7/16
Fiscal 1999:  High       4          4 1/8      3           2 3/8
              Low        1 1/8      2          2 1/8       1 1/16

No dividends have been declared or paid by the Company. The Company currently intends to retain any earnings to fund the development and growth of its business.

Recent Sales of Unregistered Securities

During September 2000, under Section 4(2) of the Securities Act, the Company commenced a private placement offering for up to 4,387,500 shares of $0.01 common stock at a price of $0.8547 per share. As of September 30 and December 31, 2000 the Company had sold $2,477,000 and $3,332,470 of the offering, respectively. The offering is expected to continue through January 2001.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this report. All of the historical selected financial data set forth below has been derived from audited financial statements of the Company.

Income Statement Data for        September 30,     October 2,       October 3,      September 27,    September 28,
 the Year Ended                      2000             1999             1998             1997             1996

Net sales                        $  6,766,248     $ 12,117,259     $ 12,382,551     $ 12,090,678     $ 16,590,002
Cost of products sold               4,666,527        7,849,831        8,077,225        8,243,556        9,555,599
Operating expenses                  4,717,399        5,381,823        5,659,482        5,370,323        5,627,499
                                 --------------------------------------------------------------------------------
Operating income (loss)            (2,617,678)      (1,114,395)      (1,354,156)      (1,523,201)       1,406,904
                                 --------------------------------------------------------------------------------
Interest expense                      570,067          753,979          836,812          563,617          380,564
Other income, net                    (376,647)         (31,596)         (48,995)         (56,396)        (112,724)
Extraordinary gain                   (911,375)               -                -                -                -
Income tax expense                          -                -                -          737,909          388,083
                                 --------------------------------------------------------------------------------
Net income (loss)                $ (1,899,723)    $ (1,836,778)    $ (2,141,973)    $ (2,768,331)    $    750,981
                                 ================================================================================

Basic income (loss) per share    $      (1.09)    $      (1.19)    $      (1.60)    $      (2.11)    $        .58
Diluted income (loss) per share  $      (1.09)    $      (1.19)    $      (1.60)    $      (2.11)    $        .49

                                 September 30,     October 2,       October 3,      September 27,    September 28,
Balance Sheet Data                   2000             1999             1998             1997             1996

Total assets                     $  5,726,248     $  7,597,760     $  9,534,099     $ 10,139,922     $ 12,649,846
Note payable to bank                        -        1,097,312        1,418,665        1,367,561        1,750,000
Notes payable to related
 parties and others                   912,000          452,000          744,697          850,887                -
Long-term obligations,
 including current portion            145,153        2,126,608        2,041,728        1,948,979        2,022,978
Stockholders' equity                1,627,812          863,890        2,208,991        3,898,836        6,536,934

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                                       2000                       1999

Net Sales:
  Land mobile communications       $ 1,477,166       22%      $ 1,566,585       13%
  Marine communications              3,350,632       50%        8,142,812       67%
  Marine instrumentation             1,840,111       27%        2,399,012       20%
  Narrowband operations                 98,339        1%            8,850        -
                                   -----------------------------------------------
Consolidated net sales             $ 6,766,248      100%      $12,117,259      100%
                                   ===============================================

Operating income (loss):
  Land mobile communications       $ (1,344,361)             $ (1,545,502)
  Marine communications                (817,760)                  868,437
  Marine instrumentation                (24,298)                   81,420
  Narrowband operations                (195,700)                 (301,380)
  All other                            (235,559)                 (217,370)
                                   ------------              ------------
Consolidated operating loss          (2,617,678)               (1,114,395)
Net loss                             (1,899,723)               (1,836,778)
Basic loss per share                      (1.09)                    (1.19)

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

  Income and Expense Items                                             Percentage
As a Percentage of Net Sales                                       Increase (Decrease)
----------------------------                                       -------------------
                                                                    1999        1998
                                                                     to          to
      2000        1999                                              2000        1999

      100%        100%          Net sales                           (44)%         (2)%
       69          65           Cost of products sold               (41)          (3)
       31          35           Gross profit                        (51)          (1)
       20          12           Research and development             (7)           2
       28          19           Selling                             (17)          (9)
       17          11           General and administrative          (13)          (8)
        4           2           Narrowband operations              (100)          13
       70          44           Operating expenses                  (12)          (5)
      (39)         (9)          Operating loss                      135          (18)
        8           6           Interest expense                    (24)         (10)
      (19)          -           Other income, net                   (36)         (36)
      (28)        (15)          Loss before income taxes              3          (14)
        -           -           Income tax expense                    -            -
      (28)%       (15)%         Net loss                              3%         (14)%

Fiscal 2000 compared to 1999

Net sales decreased by $5,351,011 or 44%, to $6,766,248 for 2000 from $12,117,259 in 1999. Net sales of the Company's narrowband products decreased by $89,419, or 6%, to $1,477,166 for 2000 from $1,566,585 in 1999.
Net sales of the Company's marine radio systems decreased by $4,792,180, or 59%, to $3,350,632 for 2000 from $8,142,812 in 1999. Net sales of the
Company's recreational marine instrumentation systems decreased by $558,901, or 23%, to $1,840,011 for 2000 from $2,399,012 in 1999.

Land mobile revenues during the year included both repeaters and mobile radio products, with mobile radios accounting for most of the revenue. Management expects that land mobile revenues will be comprised mostly of mobile radios sales until Phase II license holders begin to take delivery of repeater systems. Although the Company's land mobile order backlog continues to grow, customers have been slow to take delivery of new repeater systems. Management expects that until such time as mobile radios can be shipped in quantity, demand for repeaters will be low. Orders for the model 604 mobile radio are very strong, and the radio started shipping in September 1999, but we do not expect the radio to ship in quantity until the first quarter of fiscal 2001. Sales of the 604 have been delayed due to the failure of the Company's supplier to deliver finished products as scheduled. Management continues to believe that the FCC's issuance of new licenses and the Company's introduction of new products will provide an opportunity for significant revenue growth in the narrowband product line.

Sales of marine communications products were significantly lower compared to the prior year and did not meet management's projections. Much of the decrease was due to a decline in sales of GMDSS "A3" systems as many customers satisfied regulatory requirements during 1999. Working capital constraints contributed to product shortages and delays in the introduction of new products which were expected to replace declining GMDSS sales. New VHF radio products expected to start shipping in the fourth quarter of fiscal 2000 were delayed into fiscal 2001.

Marine instrumentation sales decreased compared to the prior year and continued to be below management's projections. Sales of the Company's chart plotter continue to be lower than expected, and working capital constraints caused product shortages and reductions in advertising and sales promotion.

Revenues from narrowband operations were $98,339 compared to $8,850 for the prior year. Narrowband revenues are derived from the Company's share of SMR operations on those sites where the Company owns, or has an ownership interest in, the license and/or base station equipment. Prior to the first quarter of fiscal 2000, revenues were insignificant or collection was uncertain so revenue recognition was deferred. During the first quarter, management determined that certain revenues attributable to operations from early 1997 through part of 1999 were due and collectible so they were billed and recognized. Ongoing revenues of this type are currently accruing at about $8,000 per quarter and will be recognized at such time as the amounts and collectibility can be reasonably estimated.

Gross profit for 2000 was $2,099,721 (31% of net sales), as compared to $4,267,428 (35% of net sales) in 1999, a decrease of $2,167,707 or 51%. The gross profit on narrowband products for 2000 was $127,181 (9% of such sales), as compared to $46,971 (3% of such sales) in 1999, an increase of $80,210 or 171%. Margins on narrowband products fluctuate based on product mix, and are generally much higher on base station products than on mobile radios. Land mobile gross profit improved as a result of a favorable product mix including the sales of repeaters. The market for communications products is very competitive and pressure on selling prices for mobile radios is expected to keep margins low. We project that land mobile margins will improve when shipments of base station products resume as a result of Phase II licensees constructing new operating sites.

The gross profit on marine radio systems for 2000 was $1,149,911 (34% of such sales), as compared to $3,227,328 (40% of such sales), a decrease of $2,077,417 or 64%. Strong sales of GMDSS "A3" products contributed to the prior year's results and were not expected to continue into fiscal 2000. Gross profit rates in the current year were lower due to the mix of products sold, the sale of some discontinued products at reduced prices, and to higher manufacturing costs attributable to lower production rates.

The gross profit on marine instrumentation systems for 2000 was $724,290 (39% of such sales), as compared to $985,004 (41% of such sales), a decrease of $260,714 or 26%. The product mix was similar to the prior year but sales volume was lower due to product shortages. Gross profit rates were also negatively affected by higher manufacturing costs attributable to lower production rates.

The gross profit on narrowband operations is approximately the same as revenues because the payments are essentially royalties. In some instances, the Company is obligated to pay a portion of its revenues to another party but such payments are a small percentage of the Company's share. Any such payments are accounted for as cost of revenue in the narrowband segment.

Operating expenses were $4,717,399 (70% of net sales) in 2000, as compared to $5,381,823 (44% of net sales), a decrease of $664,424 or 12%. Operating expenses were lower than last year, but constituted a larger percentage of lower net sales. Total selling expenses decreased $380,275 or 17%.
Expenses such as commissions and warranty provisions which are tied closely to sales declined with the overall decrease in revenues. Commission expense declined $234,000 or 44% and warranty provisions declined $50,000 or 43%.

Administrative expenses decreased $168,778 or 13%. State taxes tied to revenue, employee benefits and bank charges were lower than the prior year. The provision for doubtful accounts declined due to lower sales.
Depreciation expense declined as assets reached the end of their depreciable lives.

Research and development expenses decreased $99,905 or 7%, with most of the decrease in consumable parts and engineering related to the development of the chart plotter. Depreciation expense declined $26,000 as assets reached the end of their depreciable lives. Outside engineering services of $240,000 were comparable to the prior year.

Narrowband operating expenses were $294,039 compared to $309,505 the prior year, with all of the decline due to lower depreciation expense. Site rental expenses of $112,000 were comparable to the prior year.

Interest expense for 2000 was $570,067 as compared to $753,979 for 1999. Lower average loan balances offset the increased interest rate on bank borrowings. Amortization of debt discount related to the Subordinated Convertible Dentures was completed during fiscal 1999. The Company typically issues common stock warrants in connection with the extension of the senior and subordinated debt. The fair value of common stock warrants is charged to interest expense over the term of the loan extension. During fiscal 2000 and fiscal 1999 the Company recognized $94,230 and $65,971 of such warrant related expense, respectively.

Other income, net was $376,647 in 2000 compared to $31,596 in 1999. Other income in 2000 was comprised of non-recurring engineering revenues and approximately $316,000 of gains from the sales of 220 MHz licenses and related equipment by the Narrowband Network Systems. Fiscal 1999 other income, net was comprised mostly of non-recurring engineering revenues.

During 2000 the Company recognized an extraordinary gain of $911,375 on the early redemption of its Subordinated Convertible Debentures. A payment of $2,200,000 was made to fully redeem principal of $2,000,000 plus accrued interest of $1,111,375.

Income tax expense for 2000 and 1999 was $0. The Company has established a valuation allowance equal to 100% of the deferred tax asset.

The net loss for 2000 was $1,899,723 compared to a net loss of $1,836,778 in 1999, an increase of 3%.

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

Capital Expenditures

Capital expenditures in 2000 were $99,000 (all of which were capital leases) and $73,000 (including capital lease additions of $17,000) in 1999. Planned capital expenditures in fiscal 2001 are $100,000, primarily for production and engineering equipment.

Liquidity and Capital Resources

On September 30, 2000 the Company's principal sources of liquidity consisted of approximately $210,000 in cash and equivalents. Net cash used in operating activities was $67,018 for 2000, a $164,011 decrease from $96,993 net cash provided by operating activities last year. Cash was provided by decreases in accounts receivable and inventories, as well as increases in accounts payable and accrued expenses. At the end of September 30, 2000 the sales order backlog stood at $3,310,000 compared to $1,900,000 at October 2, 1999. Of the total September 30, 2000 backlog, land mobile products represented $2,500,000, marine communications products represented $656,000 and marine instrumentation products represented $154,000.

Effective March 30, 2000 the Company's variable bank line of credit was converted to an accounts receivable factoring agreement expiring July 31, 2000. The bank elected not to extend the factoring agreement and on August 4, 2000 the President of the Company repaid the bank's loan for the then outstanding balance of approximately $285,000. As of September 30, 2000 the Company did not have a revolving credit facility with a senior lender. Subsequent to year end the Company entered into a revolving credit agreement with an asset based lender. The terms of the agreement provide for a $1,000,000 maximum loan, based on 80% of eligible accounts receivable.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line.
We believe that additional sales of land mobile products will result from the March 1999 issuance of Phase II licenses by the FCC, and the Company's introduction of new land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $1,429,000 at October 2, 1999 to $2,500,000 at September 30, 2000. The recovery of land mobile revenues is currently being hindered by product shortages due to the Company's working capital constraints and failures by one of the Company's suppliers to deliver products as scheduled. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc. The first sale of such equipment occurred in December 1999. During the year ended September 30, 2000 the Company entered into agreements to sell additional equipment and licenses for an aggregate selling price of $568,000.

During September 2000 the Company commenced a $3,750,000 private placement common equity offering. As of September 30, 2000 the Company had received proceeds of $2,477,000 and used $2,200,000 of the proceeds to redeem the Subordinated Convertible Debentures.

In order to operate at a profit the Company will need to increase sales revenues. Additional funding will be needed to increase inventory and production to sustainable levels. The Company will also require additional funding in order to redeem its obligations as scheduled and meet its operating and capital requirements in 2001. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.

Impact of Inflation

The Company's results are influenced by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the negative impact of inflation on its operations. For the fiscal years 2000 and 1999 the influence of inflation has been immaterial to the Company.

Forward-looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Statements included in this report which are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. This Annual Report on Form 10-KSB and Quarterly

Reports on Form 10-QSB contain certain detailed factors that could cause the Company's actual results to differ materially from forward-looking statements made by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Financial Statements
                             September 30, 2000

                                    INDEX

                                                                    Page(s)
                                                                    -------

Report of Independent Certified Public Accountants                      15

Consolidated Balance Sheets, September 30, 2000 and
  October 2, 1999                                                       16

Consolidated Statements of Operations for the years
  ended September 30, 2000 and October 2, 1999                          17

Consolidated Statements of Stockholders' Equity for
  the years ended September 30, 2000 and October 2, 1999                18

Consolidated Statements of Cash Flows for the years
  ended September 30, 2000 and October 2, 1999                          19

Notes to Consolidated Financial Statements                           20-34

             Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Datamarine International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Datamarine International, Inc. and Subsidiaries as of September 30, 2000 and October 2, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datamarine International, Inc. and Subsidiaries as of September 30, 2000 and October 2, 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,899,723 during the year ended September 30, 2000. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Seattle, Washington
November 22, 2000

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                             September 30,      October 2,
                                                                  2000             1999

                                   ASSETS
Current assets:
  Cash and cash equivalents                                   $   209,813      $    39,189
  Accounts receivable, less allowance for doubtful
   accounts of $175,471 and $153,743, respectively                475,880        1,274,907
  Inventories                                                   3,557,410        4,487,190
  Prepaid expenses and other current assets                       119,264          133,982
                                                              ----------------------------
      Total current assets                                      4,362,367        5,935,268

Property, plant and equipment                                   4,994,541        5,138,802
Less accumulated depreciation                                   4,016,850        3,814,391
                                                              ----------------------------
      Property, plant and equipment, net                          977,691        1,324,411

Other assets, net                                                 386,190          338,081
                                                              ----------------------------

      Total assets                                            $ 5,726,248      $ 7,597,760
                                                              ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                        $         -      $ 1,097,312
  Notes payable to related parties and others                     912,000          452,000
  Current maturities of capital lease obligations                  28,644           56,431
  Current maturities of long-term debt                              4,954        2,004,461
  Accounts payable                                              1,892,344        1,268,558
  Accrued expenses                                              1,148,939        1,789,392
                                                              ----------------------------
      Total current liabilities                                 3,986,881        6,668,154

Capital lease obligations, less current maturities                 63,349           12,688
Long-term debt, less current maturities                            48,206           53,028
                                                              ----------------------------

      Total liabilities                                         4,098,436        6,733,870
                                                              ----------------------------

Commitments and contingencies                                           -                -

Redeemable preferred stock, $1 par value; none issued                   -                -

Stockholders' equity:
  Convertible preferred stock, $1 par value - authorized
   1,000,000 shares, including redeemable preferred stock;
   none issued                                                          -                -
  Common stock, $.01 par value - authorized 20,000,000
   shares; 1,808,213 and 1,689,742 shares issued and
   outstanding, respectively                                       18,082           16,897
  Capital in excess of par value                                4,897,915        4,717,736
  Common stock subscribed                                       2,477,000                -
  Unearned compensation                                            (9,979)         (15,260)
  Accumulated deficit                                          (5,755,206)      (3,855,483)
                                                              ----------------------------
      Total stockholders' equity                                1,627,812          863,890
                                                              ----------------------------

      Total liabilities and stockholders' equity              $ 5,726,248      $ 7,597,760
                                                              ============================

The accompanying notes are an integral part of the consolidated financial statements.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
for the years ended September 30, 2000 and October 2, 1999

                                              September 30,      October 2,
                                                  2000              1999

Net sales                                      $ 6,766,248      $12,117,259
Cost of products sold                            4,666,527        7,849,831
                                               ----------------------------

      Gross profit                               2,099,721        4,267,428

Operating expenses:
  Research and development                       1,337,652        1,437,557
  Selling                                        1,920,523        2,300,798
  General and administrative                     1,165,185        1,333,963
  Narrowband operations                            294,039          309,505
                                               ----------------------------

      Operating expenses                         4,717,399        5,381,823
                                               ----------------------------

Operating loss                                  (2,617,678)      (1,114,395)

Interest expense                                   570,067          753,979
Other income, net                                 (376,647)         (31,596)
                                               ----------------------------

Loss before extraordinary item                  (2,811,098)      (1,836,778)
Gain on early extinguishment of debt               911,375                -
                                               ----------------------------
Loss before income taxes                        (1,899,723)      (1,836,778)
Income taxes                                             -                -
                                               ----------------------------
Net loss                                       $(1,899,723)     $(1,836,778)
                                               ============================

Net loss per common share-basic and diluted:
  Loss per share
    Loss before extraordinary item             $     (1.61)     $     (1.19)
    Extraordinary item                                 .52                -
                                               ----------------------------
  Net loss                                     $     (1.09)     $     (1.19)
                                               ============================

Weighted average number of common
 shares-basic and diluted:
  Basic                                          1,747,277        1,542,183
  Diluted                                        1,747,277        1,542,183

The accompanying notes are an integral part of the consolidated financial statements.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000 and October 2, 1999

                                       Common Stock        Capital in      Common     Unearned                        Total
                                   --------------------    Excess of        Stock       Comp-     (Accumulated     Stockholders'
                                     Shares     Amount     Par Value      Subscribed   ensation       Deficit)         Equity

Balance at October 3, 1998         1,435,056    $14,351    $4,241,522             -    $(28,177)    $(2,018,705)    $ 2,208,991

Net loss for 1999                          -          -             -             -           -      (1,836,778)     (1,836,778)
Exercise of stock options              8,000         80        11,920             -           -               -          12,000
Compensation element of stock
 options granted                           -          -        10,313             -     (10,313)              -               -
Issuance of shares under
 Employee Investment Plan and
 Employee Stock Purchase Plan         22,313        222        59,021             -           -               -          59,243
Conversion of notes payable to
 related parties and others
 into common stock                   224,373      2,244       328,989             -           -               -         331,233
Value of common stock warrants
 issued to bank and holders of
 subordinated notes                        -          -        65,971             -           -               -          65,971
Amortization of unearned
 Compensation                              -          -             -             -      23,230               -          23,230
                                   ---------------------------------------------------------------------------------------------

Balance at October 2, 1999         1,689,742     16,897     4,717,736             -     (15,260)     (3,855,483)        863,890

Net loss for 2000                          -          -             -             -           -      (1,899,723)     (1,899,723)
Exercise of stock warrants            28,068        281         2,526             -                                       2,807
Common stock subscribed-2,898,090
 shares at $0.8547 per share               -          -             -     2,477,000           -               -       2,477,000
Compensation element of stock
 options granted, net of forfeits          -          -         5,656             -      (5,656)              -               -
Issuance of shares under
 Employee Investment Plan and
 Employee Stock Purchase Plan         44,844        448        54,732             -           -               -          55,180
Conversion of notes payable to
 related parties and others
 into common stock                    45,559        456        23,035             -           -               -          23,491
Value of common stock warrants
 issued to bank and holders of
 subordinated notes                        -          -        94,230             -           -               -          94,230
Amortization of unearned
 Compensation                              -          -             -             -      10,937               -          10,937
                                   ---------------------------------------------------------------------------------------------

Balance at September 30, 2000      1,808,213    $18,082    $4,897,915    $2,477,000    $ (9,979)    $(5,755,206)    $ 1,627,812
                                   ============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
for the years ended September 30, 2000 and October 2, 1999

                                                                     September 30,       October 2,
                                                                         2000               1999

Operating activities:
  Net loss                                                          $ (1,899,723)      $ (1,836,778)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Depreciation and amortization                                        345,488            424,083
    Gain on asset dispositions                                          (335,587)           (21,580)
    Amortization of debenture discount and debt issue costs               28,320            237,670
    Warrants issued for financing                                         94,230             65,971
    Provision for losses on accounts receivable                           37,355             64,111
    Employee investment plan expense                                      51,277             56,645
    Amortization of unearned compensation                                 10,937             23,230
    Gain on debt extinguishments                                        (911,375)                 -
      Changes in operating assets and liabilities:
        Accounts and notes receivable                                    629,580            439,719
        Inventories, prepaid expenses and other current assets           944,498            658,177
        Accounts payable and accrued expenses                            937,982             (9,255)
                                                                    -------------------------------

Net cash provided by (used in) operating activities                      (67,018)            96,993
                                                                    -------------------------------

Investing activities:
  Proceeds from asset dispositions                                       496,784              3,264
  Purchases of property, plant and equipment,
   including self-constructed equipment                                   (5,462)           (55,872)
  Other                                                                  (25,122)           (36,682)
                                                                    -------------------------------

Net cash provided by (used in) investing activities                      466,200            (89,290)
                                                                    -------------------------------

Financing activities:
  Proceeds from sale of common stock                                       6,710             14,598
  Proceeds from notes payable to related parties and others              462,865              7,303
  Proceeds from common stock subscribed                                2,477,000                  -
  Repayment on note payable to bank                                   (1,097,312)          (321,353)
  Principal payments on capital lease
   obligations and long-term debt                                     (2,077,821)           (62,223)
                                                                    -------------------------------

Net cash used in financing activities                                   (228,558)          (361,675)
                                                                    -------------------------------

Increase (decrease) in cash and equivalents during year                  170,624           (353,972)
Cash and equivalents at beginning of year                                 39,189            393,161
                                                                    -------------------------------
Cash and equivalents at end of year                                 $    209,813       $     39,189
                                                                    ===============================

Supplementary Cash Flow Information
  Interest paid                                                     $    167,488       $    184,194
  Conversion of notes payable and accrued interest to equity              23,491            331,233
  Capital lease obligations incurred to acquire equipment                 93,501             16,800

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

2.  Significant Accounting Policies:

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SEA, Inc. ("SEA"), its 97.5% owned subsidiary, Narrowband Network Systems, Inc. ("NNS") and its 60% owned subsidiary, Datamarine International Australia PTY, LTD. The Company has recognized the losses attributable to the minority owner's interest in Datamarine International Australia PTY, LTD. in excess of the minority owner's investment. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

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

Revenue Recognition

Revenue from the sale of products and services is recognized in the consolidated statements of operations as services are rendered or upon shipment.

Cash and Cash Equivalents

We consider all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

2.  Significant Accounting Policies, Continued:

Concentration of Credit Risk

The concentration of credit risk with respect to trade receivables is, in our opinion, considered minimal due to the Company's diverse customer base. The customers for the marine products are primarily distributors and dealers who resell to both recreational and commercial boaters. The customers for the land mobile communication products consist primarily of industrial users of private land mobile radio services. We sell to customers throughout the world with a majority of the sales in the United States. Except for our Australian subsidiary we do not have foreign operations. Our export sales were approximately $755,000 in 2000 and $2,028,000 in 1999. We perform periodic credit evaluations of our customers, usually sell on open account and do not require collateral. All sales are denominated in US dollars so we do not have foreign currency exposure.

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

Advertising

Expenditures for advertising are charged to expense as incurred.
Advertising expense was $233,272 in 2000 and $226,843 in 1999.

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

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

2.  Significant Accounting Policies, Continued:

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

Reclassifications

Certain reclassifications have been made to the prior years' financial statements in order to conform to the 2000 presentation, with no impact on previously reported net loss or stockholders' equity.

3.  Going Concern:

As shown in the consolidated financial statements, the Company incurred a net loss of $1,899,723 in 2000 and $1,836,778 in 1999. The Company's
ability to continue as a going concern is dependant upon its ability to raise additional capital and operate at a profit. Our plans with respect to these matters are described below.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line.
We believe that the FCC's 1999 issuance of Phase II licenses will result in increased demand for the Company's land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $1,429,000 at October 2, 1999 to $2,500,000 at September 30, 2000. The
recovery of land mobile revenues is currently being hindered by product shortages due to the Company's working capital constraints and failures by one of the Company's suppliers to deliver products as scheduled. In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc. The first sale of such equipment occurred in December 1999. During the year ended September 30, 2000 the Company entered into agreements to sell additional equipment and licenses for an aggregate selling price of $568,000.

Losses during 2000 increased as a result of significantly reduced revenues due to inventory shortages. Inventory shortages were caused by working capital constraints, primarily due to reductions in bank credit facilities. Effective March 30, 2000 our variable bank line of credit was converted to an accounts receivable factoring agreement which expired July 31, 2000. The bank elected not to

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

3.  Going Concern, Continued:

extend the factoring agreement and on August 4, 2000 the President of the Company repaid the bank's loan for the then outstanding balance of approximately $285,000. Terms on the resulting loan from the President are the same as they were with the bank. During October 2000 the Company entered into a new senior revolving credit agreement with an asset based lender.

During September 2000 the Company commenced a $3,750,000 private placement common equity offering. As of September 30,2000 the Company had received proceeds of $2,477,000 and used $2,200,000 of the proceeds to redeem the Subordinated Convertible Debentures (see Note 9).

In order to operate at a profit the Company will need to increase sales revenues. The Company must raise additional funding to be used to increase inventory and production levels to sustainable levels. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.

4.  Inventories:

Inventories consist of the following:

                                              2000            1999

Finished goods and subassemblies           $  963,784      $1,583,442
Work-in-process                               128,508         174,019
Purchased parts and materials               2,465,118       2,729,729
                                           --------------------------
                                           $3,557,410      $4,487,190
                                           ==========================

5.  Property, Plant and Equipment:

Property, plant and equipment consist of the following:

                                                                                  Estimated
                                                   2000            1999          Useful Lives

Design, test and manufacturing equipment        $2,899,392      $2,801,437            5 years
Narrowband network equipment                     1,298,616       1,541,840           10 years
Office furniture and general equipment             551,708         550,700       3 -  5 years
Buildings and improvements                         136,247         136,247      10 - 25 years
Leasehold improvements                             101,178         101,178       3 - 10 years
Vehicles                                             7,400           7,400            5 years
                                                --------------------------
                                                $4,994,541      $5,138,802
                                                ==========================

Design, test and manufacturing equipment includes equipment under capital leases with an original cost of $153,526 and accumulated depreciation of $38,333 as of September 30, 2000.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

6.  Accrued Expenses:

Accrued expenses consist of the following:

                                              2000            1999

Payroll and related fringe benefits        $  314,309      $  295,801
Commissions                                   112,910         127,048
Warranty costs                                 93,253         122,703
Co-op advertising                             213,080         212,252
Interest                                        7,665         834,181
Deposits and deferred revenue                 190,000               -
Other                                         217,722         197,407
                                           --------------------------
                                           $1,148,939      $1,789,392
                                           ==========================

7.  Note Payable to Bank:

Amounts due to banks as of September 30, 2000 and October 2, 1999 were $0 and $1,097,312 respectively. As of October 2, 1999 the Company had a variable bank line of credit for up to $1,418,665 with interest payable monthly at 1.75% over prime (10.0% at October 2, 1999). Effective March 30, 2000 the variable bank line of credit was converted to an accounts receivable factoring agreement which expired July 31, 2000. The bank elected not to extend the factoring agreement and on August 4, 2000 the President of the Company repaid the bank's loan for the then outstanding balance of approximately $285,000. Terms on the resulting loan from the President are the same as they were with the bank (see Note 8). As a condition of loan extensions during the year the bank received warrants to purchase 51,000 shares of common stock. The exercise price of the warrants is $0.01 per share.

The weighted-average interest rate on short-term borrowings was 10.7% for fiscal 2000 and 9.2% for fiscal 1999.

8.  Notes Payable to Related Parties and Others:

Notes payable to related parties and others at September 30, 2000 consists of $812,000 in subordinated loans payable to the Company's President and a $100,000 subordinated short-term note payable to an unrelated party. The $812,000 payable to the Company's President is comprised of loans of $312,000 and $500,000. The $312,000 loan includes amounts used to repay the senior bank line in August 2000 and bears interest at prime plus 1.75% (11.25% at September 30, 2000), plus 5,000 $0.01 common stock warrants per month during the life of the loan. These are the same terms as the Company had with the senior lender. The Company has been making monthly payments of interest only. The $500,000 loan includes the August 2000 refinancing of a $352,000 loan from the Company's President. Monthly payments of 1% of the outstanding balance including interest at 5.875% plus approximately 980 $0.10 common stock warrants per month, declining as the loan is repaid. Effective November 28, 2000 the interest rate changes to prime plus 4.25%. During fiscal 2000 the Company's President received a total of 18,834 common stock warrants in connection with loan agreements. Interest expense of $26,415 was calculated using the Black-Scholes model. The balance on the subordinated loan payable at October 2, 1999 was $352,000 with monthly payments of 1% of the outstanding balance including interest at 2.25% over prime (10.5% at October 2, 1999).

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

8.  Notes Payable to Related Parties and Others, Continued:

The terms of the subordinated short-term notes were amended during 1998 to extend the due date for principal and interest to March 1999. During 1999 the maturity date of the notes was again extended to March 2000 and subsequently extended to March 2001. For each six month extension the note holder receives 1,680 common stock warrants (exercisable for $0.10 per share) per $100,000 principal outstanding. The estimated fair value of the additional warrants is amortized to expense over the term of the maturity extension. Note holders also have an option to convert any portion of the notes or accrued interest to common stock. During 2000 the short-term note holder converted a total of $23,491 in accrued interest to common stock.

9.  Long-Term Debt:

Long-term debt consists of the following:

                                                                      2000           1999

Subordinated Convertible Debentures, due December 2000              $     -      $ 2,000,000
Mortgage note, monthly payments of $881, including interest
 at 11.25% adjustable annually, due February 2008,
 collateralized by the underlying building                           53,160           57,489
                                                                    ------------------------
                                                                     53,160        2,057,489
Less current maturities                                              (4,954)      (2,004,461)
                                                                    ------------------------
                                                                    $48,206      $    53,028
                                                                    ========================

Maturities of long-term debt are as follows:


      Fiscal Year
      2001                            $ 4,954
      2002                              5,410
      2003                              6,051
      2004                              6,769
      2005                              7,571
      Thereafter                       22,405

On December 19, 1995 the Company completed a private placement issuance of $2,000,000 in Subordinated Convertible Debentures (the "Debentures") with Alta Subordinated Debt Partners III ("ASDP III"), originally due December 19, 2000.

On November 24, 1997 the Company received notice from ASDP III of an alleged violation of certain covenants related to the Debenture Purchase Agreement dated December 19, 1995. On February 17, 1999 the Company received a letter from the ASDP III's counsel demanding payment of the Debenture principal and all accrued interest by February 22, 1999. On February 25, 1999 ASDP III filed suit in the Superior Court of the Commonwealth of Massachusetts claiming a breach of the December 19, 1995 Debenture agreement. The complaint sought damages in the amount of $2,827,863 plus interest and reasonable attorneys' fees and costs. The matter was scheduled for trial on June 19, 2000. Prior to the trial the Company and ASDP III reached an agreement regarding the due date of the Debentures. Under the terms of the agreement, ASDP III agreed to discontinue its suit against the Company in exchange for the Company agreeing not to challenge either the full amount due or the Debenture due date of December 19, 2000. The agreement gave the Company or

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

9.  Long-Term Debt, Continued:

its designee the option to redeem the Debentures for $2,200,000 by September 30, 2000. On September 27, 2000 the Company exercised its option to purchase the Debentures and accrued and unpaid interest of $1,111,375 for $2,200,000, resulting in a gain of $911,375, which was accounted for as an extraordinary gain in the accompanying financial statements. The Company also canceled the common stock rights associated with the Debentures.

The estimated fair value of the notes payable to related parties and others, and long-term debt at September 30, 2000 approximates the carrying value of such debt in the financial statements, based on current interest rates for similar obligations with like maturities.

10.  Commitments and Contingencies:

The Company is the lessee of equipment under capital leases expiring in the fiscal year 2004. At the time of acquisition, the assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The Company leases manufacturing, warehouse and office facilities under various operating leases. Rental expense for these leases, excluding real estate taxes paid by the Company for a leased building, was $249,000 in 2000 and $231,000 in 1999.

Approximate future minimum lease payments, by year and in the aggregate, under capital and noncancelable operating leases, were as follows at September 30, 2000:

                                                  Capital       Operating

2001                                              $ 41,160      $245,592
2002                                                38,840       238,392
2003                                                32,774        59,598
2004                                                 2,756             -
                                                  ----------------------
Total future minimum lease payments                115,530      $543,582
Less amounts representing interest                 (23,537)     ========
                                                  --------
Present value of future minimum lease payments      91,993
Current portion                                     28,644
                                                  --------
Non current                                       $ 63,349
                                                  ========

Periodically, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these proceedings will have a material adverse effect on the financial position of the Company.


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

Under each of the Management Agreements, NNS has an option after construction to acquire the license holder's interest in their respective SMR system in exchange for (i) a fixed percentage of the gross receipts from the system for as long as it continues to be operated by NNS and (ii) a fixed percentage of any profit realized by NNS upon the system's ultimate disposition. In certain cases,

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

11.  Narrowband Network Systems, Inc. ("NNS"), Continued:

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

At September 30, 2000 and October 2, 1999 fixed assets include $1,298,616 and $1,541,840 (less accumulated depreciation of $590,822 and $552,105) respectively of facilities costs related to the SMR systems and other assets include $408,547 and $448,600 (less accumulated amortization of $161,128 and $146,072) representing legal and other costs associated with the acquisition of license interests in the Managed Markets. Prior to the first quarter of fiscal 2000, revenues were insignificant or collection was uncertain so revenue recognition was deferred. During the first quarter, management determined that certain revenues attributable to operations from early 1997 through part of 1999 were due and collectible so they were billed and recognized. Ongoing revenues of this type are currently accruing at about $8,000 per quarter and will be recognized at such time as the amounts and collectibility can be reasonably estimated.

The recoverability of narrowband network equipment and related capitalized legal and acquisition costs of FCC licenses is dependent upon the successful development of systems in each of the respective markets, or through the sale of such assets. The first sale of such equipment occurred in December 1999. During the year ended September 30, 2000 the Company entered into agreements to sell additional equipment and licenses for an aggregate selling price of $568,000. We estimate that the carrying value of our investment in these assets will be recovered from cash flow generated by the systems once they have been developed. However, it is possible that such estimates could change as a result of technological, regulatory or other changes.

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

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

12.  Stockholders' Equity, Continued:

Stock Option Plans, Continued:

Information regarding activity in the 1992 Stock Option Plan for Non-Employee Directors is as follows:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                         Shares      Price

Outstanding and exercisable at October 3, 1998
 and October 2, 1999                                      4,500      $5.91
Canceled in fiscal 2000                                  (4,500)      5.91
                                                         -----------------
Outstanding and exercisable at September 30,2000              -          -
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

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                         Shares      Price

Outstanding and exercisable at October 3, 1998            8,000      $6.53

Granted in fiscal 1999                                    4,000       2.375
                                                         ------------------
Outstanding and exercisable at October 2, 1999           12,000       5.15

Granted in fiscal 2000                                    2,000        .75
Canceled in fiscal 2000                                  (8,000)      5.86
                                                         -----------------
Outstanding and exercisable at September 30, 2000         6,000      $2.73
                                                         =================

Weighted average fair value of options granted
 during the year ended September 30, 2000                            $0.40

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

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

12.  Stockholders' Equity, Continued:

Stock Option Plans, Continued:

Qualified Options and Nonqualified Options expire not more than ten years from the date of grant and Piggy-Back Options expire twenty years and six months from the date of grant. The Piggy-Back Options are to be granted in conjunction with the grant of Nonqualified Options. The Piggy-Back Options shall not be exercised prior to twenty years from the date of the grant, except that if, within five years from the date of grant, the trading price exceeds a specified price, such Piggy-Back Options shall become subject to a five-year vesting schedule with respect to the number of shares equal to 50% of the unexercised portion of Nonqualified Options granted to the employee. All Piggy-Back Options outstanding at September 30, 2000 commenced five year vesting on September 9, 1994 and are fully vested as of September 30, 2000.

Proceeds received from the exercise of options are credited to stockholders' equity. Compensation cost is recorded based upon the difference between market prices and exercise prices at the date of grant and amortized to expense over the vesting period pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees.

Information regarding activity in the 1991 Stock Option Plan is as follows:

                                               Qualified Options    Nonqualified Options   Piggy-Back Options
                                               ------------------   --------------------   ------------------
                                                         Weighted              Weighted              Weighted
                                                         Average               Average               Average
                                                         Exercise              Exercise              Exercise
                                               Shares      Price     Shares      Price     Shares      Price

Outstanding at October 3, 1998                 93,524      5.55      56,500      1.85      22,000      4.50

Granted                                        12,000      2.88       7,500      1.00
Exercised                                           -         -      (8,000)     1.50      (4,000)     4.50
Canceled                                      (20,424)     5.45      (7,500)     1.00           -         -
                                              -------------------------------------------------------------
Outstanding at October 2, 1999                 85,100      5.19      48,500      1.91      18,000      4.50

Granted                                        88,818       .75      13,000      1.00           -         -
Canceled                                       (7,282)     4.09      (1,500)     3.00        (500)     4.50
                                              -------------------------------------------------------------
Outstanding at September 30, 2000             166,636      2.87      60,000      1.68      17,500      4.50
                                              =============================================================

Exercisable at September 30, 2000             147,386      3.02      47,000      1.87      17,500      4.50
Available for grant at September 30, 2000       4,537         -      15,625         -      31,750         -

Exercisable at October 2, 1999                 71,725      5.53      46,000      1.96      18,000      4.50

Weighted average fair value of options
 granted during the year ended
 September 30, 2000:
  Exercise price equal to market at grant
   (88,818 options)                                                 $ 0.53
  Exercise price less than market at grant
   (13,000 options)                                                 $ 0.37

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

12.  Stockholders' Equity, Continued:

Stock Option Plans, Continued:

The following is a summary of stock options outstanding under the 1991 and 1995 plans at September 30, 2000:

                     Options Outstanding                                 Options Exercisable
----------------------------------------------------------------    ------------------------------
  Range of                    Weighted Average       Weighted                          Weighted
  Exercise        Number         Remaining           Average          Number           Average
   Prices      Outstanding    Contractual Life    Exercise Price    Exercisable     Exercise Price

$ 0.75-2.50      147,818            7.44              $0.98           122,193           $0.99
$ 3.00-6.00       86,318            4.34              $4.48            76,693           $4.55
$ 9.00            16,000            4.55              $9.00            16,000           $9.00

The total compensation cost recognized in income for stock-based compensation was $10,937 in 2000 and $23,230 in 1999. Had the compensation cost for the Company's option plans been determined consistent with FAS 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                    2000              1999

Net loss:
  As reported                   $(1,899,723)      $(1,836,778)
  Pro forma                      (1,954,334)       (1,840,080)

Basic and diluted net loss
 per share:
  As reported                   $     (1.09)      $     (1.19)
  Pro forma                           (1.12)            (1.19)


The effects of applying FAS 123 on pro forma disclosures of net loss and loss per share for fiscal 2000 and 1999 are not likely to be representative of the pro forma effects in future years.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                      2000             1999

Dividend yield                         0%               0%
Volatility                        73.9 - 76.4%     62.3 - 73.4%
Risk free interest rate              6.40%            5.00%
Expected option term (years)         3 - 6            3 - 6

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

12.  Stockholders' Equity, Continued:

Stock Option Plans, Continued:

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for full-time employees who have attained certain length-of-service requirements and who do not own 5% or more of the Company's outstanding stock. Under the terms of the plan, eligible employees are granted the right on a semiannual basis to purchase shares of the Company's common stock. The purchase price is equal to 90% of the fair market value of the Company's common stock during certain predetermined periods, and employees may purchase shares having an aggregate value of up to 10% of basic compensation. The Company issued 3,056 shares in 2000 and 908 shares in 1999 in connection with the Employee Stock Purchase Plan.

Employee Investment Plan

The Company maintains the Datamarine Employee Investment Plan, a 401(k) Plan. All full-time employees who have reached age 21 and have one year of service are eligible for participation. Employees can contribute up to 15% of their base salary with the Company matching 50% of the first 6% of base salary contributed. The Company issued 41,788 shares in 2000 and 21,405 shares in 1999 under the Employee Investment Plan.

Shares Reserved for Future Issue

At September 30, 2000 the Company had reserved the following shares of its common stock for future issue:


Employee Stock Purchase Plan                   373
1991 Stock Option Plan:
  Qualified Options                        171,173
  Nonqualified Options                      75,625
  Piggy-Back Options                        49,250
1995 Directors Stock Option Plan            48,000
Bank Loan Agreement                         72,000
Subordinated Notes and related warrants    120,160
                                           -------
                                           536,581
                                           =======

Preferred Stock

The Company has the authority to issue one million shares of preferred stock, $1.00 par value per share. At September 30, 2000 and October 2, 1999, no shares of preferred stock were issued or outstanding.

Private Placement Offering of Common Stock

During September 2000, under Section 4(2) of the Securities Act, the Company commenced a private placement offering for up to 4,387,500 shares of $0.01 common stock at a price of $0.8547 per share. As of September 30, 2000 the Company had sold $2,477,000 of the offering and expected to continue the offering through January 2001.

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

13.  Net Loss Per Share:

Stock options for 250,136 shares, subordinated notes convertible into 55,694 shares and warrants for 136,466 shares were not included in fiscal 2000 because they would be anti-dilutive. Stock options for 168,100 shares, preferred stock convertible into 196,422 shares, subordinated notes convertible into 73,666 shares and warrants for 91,340 shares were not included in fiscal 1999 because they would be anti-dilutive.

14.  Income Taxes:

The components of income tax expense consists of the following:

                                                2000      1999

Current and deferred provision - Federal         $0        $0
                                                 ============

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                     2000             1999

Net federal and state operating loss carryforwards               $ 3,344,000      $ 2,761,000
Accrued expenses not currently deductible for tax purposes           147,000          158,000
General business tax credit carryforwards                            128,000          128,000
Property and equipment                                               (69,000)        (102,000)
Allowance for doubtful accounts                                       56,000           49,000
Inventory, principally due to valuation differences and
 overhead application                                                217,000          192,000
                                                                 ----------------------------
                                                                   3,823,000        3,186,000
Less valuation allowance                                          (3,823,000)      (3,186,000)
                                                                 ----------------------------
Net deferred tax assets                                          $         -      $         -
                                                                 ============================

The Company provided a valuation allowance equal to its deferred tax asset in 2000 and 1999. Management considered the losses incurred in 1999 and 2000, the inability to predict land mobile sales in the post FCC auction period, and uncertainties surrounding the Company's status as a going concern. Based on the information available, management believes that a valuation allowance equal to 100% of the deferred tax asset should continue to be established at year end and increased the deferred tax valuation allowance by $637,000 during fiscal 2000 and $590,225 during fiscal 1999. Until such time as future taxable income is more likely than not the Company will continue to reserve an appropriate portion of its deferred tax asset. The reconciliation of income taxes at the federal statutory rate of 34% to the income tax provision presented in the consolidated statement of operations is presented below:

                                                       2000            1999

Income tax expense (benefit) at statutory rate      $(646,000)      $(625,000)
State income taxes (benefit),
 net of federal tax effects                            (6,000)         (5,000)
Other                                                  15,000          39,775
Change in valuation allowance                         637,000         590,225
                                                    -------------------------
Income tax expense                                  $       -       $       -
                                                    =========================

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

14.  Income Taxes, Continued:

As of September 30, 2000, the Company has net federal operating loss carryforwards of $8,740,000 which are available to reduce future federal taxable income ($71,000 of which expire in fiscal 2008, $513,000 in fiscal 2009, $227,000 in fiscal 2010, $2,068,000 in 2012, $2,486,000 in 2013,
$1,679,000 in 2019 and the remainder in 2020). The Company also has general business tax credit carryforwards of $54,000 which expire between 2006 and 2111, and alternative minimum tax credits of $74,000 that can be carried forward indefinitely.

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

Net sales                                    2000             1999

Land mobile communications               $ 1,477,166      $ 1,566,585
Marine communications                      3,350,632        8,142,812
Marine instrumentation                     1,840,111        2,399,012
Narrowband operations                         98,339            8,850
                                         ----------------------------
Total consolidated net sales             $ 6,766,248      $12,117,259
                                         ============================

Operating income (loss)                      2000             1999

Land mobile communications               $(1,344,361)     $(1,545,502)
Marine communications                       (817,760)         868,437
Marine instrumentation                       (24,298)          81,420
Narrowband operations                       (195,700)        (301,380)
All other                                   (235,559)        (217,370)
                                         ----------------------------
Total consolidated operating loss        $(2,617,678)     $(1,114,395)
                                         ============================

Segment assets                               2000             1999

Land mobile communications               $ 2,022,765      $ 2,248,497
Marine communications                      1,629,452        2,677,641
Marine instrumentation                       773,916        1,198,299
Narrowband operations                      1,087,305        1,292,265
All other                                    212,810          181,058
                                         ----------------------------
Total consolidated assets                $ 5,726,248      $ 7,597,760
                                         ============================

DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

15.  Operating Segment Information, Continued:

Capital expenditures                         2000             1999

Land mobile communications               $         -      $    54,200
Marine communications                              -              537
Marine instrumentation                             -              538
Narrowband operations                              -                -
All other                                     98,963           17,397
                                         ----------------------------
Total consolidated capital expenditures  $    98,963      $    72,672
                                         ============================

Depreciation and amortization expense        2000              1999

Land mobile communications               $    51,230      $    86,563
Marine communications                         33,190           44,482
Marine instrumentation                        11,143           17,674
Narrowband operations                        181,746          198,293
All other                                     68,179           77,071
                                         ----------------------------
Total consolidated depreciation and
 amortization expense                    $   345,488      $   424,083
                                         ============================

Geographic area net sales                    2000             1999

United States                            $ 6,011,613      $10,089,734
Foreign                                      754,635        2,027,525
                                         ----------------------------
Total consolidated net sales             $ 6,766,248      $12,117,259
                                         ============================

No customer individually accounted for 10% or more of the Company's total net sales in 2000 or 1999.

The Company does not have any significant property, plant and equipment outside the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                  PART III

The Information called for by Part III of Form 10-KSB (consisting of Item 10
- Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions) is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)   Financial Statements and Financial Statement Schedules
      The financial statements as set forth under Item 8 are filed as part of this report.

      Schedule II - Valuation and Qualifying Accounts

      Report of Independent Certified Public Accountants on above listed financial statement schedule.

      Schedules not listed above have been omitted since they are either not required, not applicable, or the information is included in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K.
      The following reports on Form 8-K were filed during the quarter ended September 30, 2000:
      July 25, 2000 - Standstill Agreement.

(c)   List of Exhibits.  The following exhibits are filed as a part of, or
      incorporated by reference into, this   report on Form 10-KSB.

Exhibit
Number        Description

3.1 Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 1, 2000, Commission File No. 0-8936.

3.2 Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 1, 2000, Commission File No. 0-8936.

4 Subordinated Notes Agreement with exhibits, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended September 27, 1997.

10.1 Datamarine International, Inc. 1991 Stock Option Plan, incorporated by reference to Registration Statement 33-48532 on Form S-8.

10.2 1992 Stock Option Plan for Non-employee Directors, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended October 1, 1994.

10.3 1995 Stock Option Plan for Non-employee Directors, incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended September 28, 1996.

21    Subsidiaries

23    Consent of Independent Certified Public Accountants

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DATAMARINE INTERNATIONAL, INC.

By:/s/ DAVID C. THOMPSON
       ------------------------------
David C. Thompson
President, Chief Executive Officer and Director

By:/s/ JAN KALLSHIAN
       ------------------------------
Jan Kallshian
Chief Financial Officer

Date: January 5, 2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ STEPHEN W. FRANKEL
       ------------------------------
Stephen W. Frankel, Chairman of the Board
January 5, 2001

By:/s/ ARTHUR STASIK
       ------------------------------
Arthur Stasik, Director
January 5, 2001

By:/s/ JOSEPH STEPHENS
       ------------------------------
Joseph Stephens, Director
January 5, 2001

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES

             COL. A                                 COL. B                  COL. C                COL. D          COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                   Balance at     ------------------------
                                                  Beginning of    Charged to    Charged to       Deductions     Balance at
           DESCRIPTION                              Period         Expenses       Other          (describe)    End of Period

Year ended September 30, 2000
  Deducted from asset accounts:
    Allowance for doubtful accounts                $  153,743       37,355                       15,647 (1)      $  175,451
    Allowance for slow moving inventory               290,082       76,259                       23,741 (2)         342,600
    Valuation allowance for deferred tax asset      3,186,000                   637,000                           3,823,000
                                                   ------------------------------------------------------------------------
      Totals                                       $3,629,825      113,614      637,000 (4)      39,388          $4,341,051
                                                   ========================================================================

      Product warranty liability                   $  122,703       69,970                       99,420 (3)      $   93,253
                                                   ========================================================================

Year ended October 2, 1999
  Deducted from asset accounts:
    Allowance for doubtful accounts                $  118,218       64,111                       28,586 (1)      $  153,743
    Allowance for slow moving inventory               242,249       69,781                       21,948 (2)         290,082
    Valuation allowance for deferred tax asset      2,595,775                   590,225                           3,186,000
                                                   ------------------------------------------------------------------------
      Totals                                       $2,956,242      133,892      590,225 (4)      50,534          $3,629,825
                                                   ========================================================================

      Product warranty liability                   $  137,328      119,733                      134,358 (3)      $  122,703
                                                   ========================================================================

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

        Report of Independent Certified Public Accountants on Schedules

To the Stockholders and Board of Directors of Datamarine International, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of Datamarine International, Inc. and Subsidiaries referred to in our report dated November 22, 2000, which is included in the Annual Report on Form 10-KSB, we have also audited Schedule II for the years ended September 30, 2000 and October 2, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein. Our report on the consolidated financial statements referred to above includes an explanatory paragraph which discusses the consolidated financial statements have been prepared assuming that the Company will continue as a going concern.


/s/ GRANT THORNTON LLP

Seattle, Washington
November 22, 2000