Form 10KSB/A
period 2000-09-30
DATAMARINE INTERNATIONAL INC
filed 2001-01-29
CIK 27075

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                FORM 10-KSB/A
                      (AMENDMENT NO. 1 To FORM 10-KSB)

X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2000. Commission file number 0-8936.

                       DATAMARINE INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

                  Washington                          04-2454559
         (State or other jurisdiction             (I.R.S. Employer
       of incorporation or organization)         Identification No.)

         7030 220th S.W., Mountlake Terrace, Washington        98043
            (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:    (425) 771-2182

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Class
                    Common Stock, with par value of $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X   No
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

Datamarine International, Inc. hereby amends its annual report by adding
Part III information to comply with the 120 day filing requirement.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information as of December 18, 2000 regarding each director is set forth below, including such individual's age and principal occupation, a brief account of business experience during at least the last five years, and directorships held at other publicly held companies.


                                               Director     Position with Company or Principal
                Name                    Age     Since      Occupation During the Past Five Years
                ----                    ---    --------    -------------------------------------


Nominated for a term ending in 2003:
Arthur P. Stasik                        64       2000      Since 1991, private investor, primarily
                                                           in specialized mobile radio. From 1960 to
                                                           1991, electronics engineer for the United
                                                           States Department of Defense.

Nominated for a term ending in 2004:
David C. Thompson                       71       1987      President and CEO of the Company since
                                                           October 1997. Secretary and Treasurer of
                                                           the Company since March 1996. Principal
                                                           Financial and Accounting Officer of the
                                                           Company from 1995 to October 1997.
                                                           President and CEO of SEA Inc., a wholly
                                                           owned subsidiary of the Company.
                                                           Previously President and CEO of Stephens
                                                           Engineering Associates, Inc., which was
                                                           acquired by the Company in 1986.

Nominated for a term ending in 2004:
Joseph L. Stephens                      42       2000      Since 1995, President of Millcreek
                                                           Management Corporation, a facility
                                                           management company for health care
                                                           providers. Since 1995, President of
                                                           Rehabilitation Centers, Inc., providers
                                                           of mental health services.

Serving for a term ending in 2002:
Stephen W. Frankel                      54       1997      Since 1996, self-employed private
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

                             Executive Officers

The names of the executive officers of the Company, their positions and offices with the Company, and their ages are set forth below.


Name                 Age    Office
----                 ---    ------

David C. Thompson    71     President and Chief Executive Officer
Jan Kallshian        46     Chief Financial Officer

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

Jan Kallshian was named Chief Financial Officer of the Company in October 1997. Since April 1995 Mr. Kallshian has served as a consultant to the Company which included performing the duties of the Chief Financial Officer. Mr. Kallshian has over 18 years experience in the high technology manufacturing industry and has held positions in finance and general management. Mr. Kallshian is a CPA and was previously with the accounting firm of Coopers & Lybrand.

           Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent holders of Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2000 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation information for the last three fiscal years for the Company's Chief Executive officer and each of the Company's executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the "Named Executive Officers").

Summary Compensation Table


                                                                      Long Term
                                                                       Compen-
                                                                        sation
                                   Annual Compensation                  Awards
                       ------------------------------------------    -----------
                                                          Other                        All
                                                          Annual                      Other
                                                          Compen-                    Compen-
Name and Principal                                        sation        Stock         sation
    Position(s)        Year    Salary ($)    Bonus ($)    ($) (1)    Options (#)       ($)
------------------     ----    ----------    ---------    -------    -----------     -------

David C. Thompson      2000     129,010          -          -          29,632       3,019 (2)
President and Chief    1999     116,991          -          -               -       3,510 (2)
Executive Officer      1998     115,608          -          -               -       3,408 (2)

Jan Kallshian,         2000     117,650          -          -               -           -
Chief Financial        1999     110,923          -          -               -           -
Officer                1998     109,070          -          -               -           -

--------------------
<F1>  The dollar value of perquisites and other personal benefits for each of the named executive officers was less than the established reporting thresholds..
<F2>  Represents amounts contributed by the Company under its 401(k) Plan.

                      Option Grants in Last Fiscal Year

The following table sets forth certain information regarding the grants of stock options to each of the Named Executive Officers during the fiscal year ended September 30, 2000.



                        Number of       Percent of Total
                       Securities            Options
                       Underlying          Granted to       Exercise or        Market
                     Options Granted      Employees in      Base Price     Price at Date    Expiration
       Name                (#)             Fiscal Year         ($/Sh)         of Grant         Date
------------------------------------------------------------------------------------------------------

David C. Thompson         29,632             29.10%            $0.75           $0.75          6/6/10

             Aggregated Option Exercises in Last Fiscal Year and
                        Fiscal Year End Option Values

The following table sets forth information on option exercises by the Named Executive Officers during the fiscal year ended September 30, 2000 and the value of unexercised options held by the Named Executive Officers on September 30, 2000.

                                                Number of Shares Underlying
                                                   Unexercised Options at       Value of Unexercised Options
                        Shares                     September 30, 2000 (#)       at September 30, 2000 ($) (1)
                     Acquired On      Value     ----------------------------    -----------------------------
      Name             Exercise     Realized    Exercisable    Unexercisable    Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------

David C. Thompson        None         None         74,264           -             $59,379           -

--------------------
<F1>  Value of unexercised options represents the difference between the exercise prices of the stock options and the closing price ($2.4375 per share) of the Company's Common Stock on the OTCBB on September 29, 2000 the last trading day of the Company's fiscal year. Only in-the-money options are considered in the calculation.

                          Compensation of Directors

Each non-employee director of the Company receives a fee of $500 per quarter plus $400 for each meeting of the Board of Directors attended. In addition, each non-employee director who serves on a committee of the Board receives $300 for each committee meeting attended (other than on the day of a Board meeting). Directors also receive reimbursement for out-of-pocket expenses relating to attendance at Board or committee meetings. Effective March 1996, each non-employee director also receives an immediately exercisable option to purchase 2,000 shares of the Company's Common Stock as of the date of each of the annual meetings of the Board of Directors. Such options have a per share exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 18, 2000 there were 1,809,911 shares of Common Stock issued and outstanding, plus 3,869,740 shares of Common Stock subscribed and paid, for a total of 5,679,651 shares. The following table sets forth information regarding the beneficial ownership of the Company's Common Stock (on the basis of 5,679,651 shares) as of December 18, 2000 by (a) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (b) each director of the Company who beneficially owns any shares,(c) each Named Officer (see "Executive Compensation"), and (d) all directors and officers as a group.


                              Name and Address                   Amount and Nature of      Percent
Title of Class               of Beneficial Owner               Beneficial Ownership (1)    of Class
--------------               -------------------               ------------------------    --------

Common Stock      Joseph L. Stephens, Director                         419,582 (2)           7.4%
                  7030 220th St. SW
                  Mountlake Terrace WA 98043

Common Stock      Arthur P. Stasik, Director                           409,500 (3)           7.2%
                  7030 220th St. SW
                  Mountlake Terrace WA 98043

Common Stock      David C. Thompson, President and Director            310,193 (4)           5.4%
                  7030 220th St. SW
                  Mountlake Terrace WA 98043

Common Stock      Stephen W. Frankel, Director                         137,096 (5)           2.4%
                  7030 220th St. SW
                  Mountlake Terrace WA 98043

Common Stock      Jan Kallshian, Chief Financial Officer                63,249 (6)           1.1%
                  7030 220th St. SW
                  Mountlake Terrace WA 98043

Common Stock      All Directors and Executive Officers               1,212,538              21.0%
                   as a group (5 persons)

--------------------
<F1>  Represents shares of Common Stock held and/or options held by such individuals that were exercisable at December 18, 2000 or within 60 days thereafter.
<F2>  Represents 10,000 shares held of record, 292,500 shares subscribed and paid, and 117,082 shares held in trust for the Company's Employee Investment Plan for which Mr. Stephens serves as a co-trustee.
<F3>  Represents 409,500 shares subscribed and paid.
<F4>  Represents 88,289 shares held of record, 74,264 shares subject to presently exercisable stock options, 30,558 shares subject to presently exercisable Common Stock warrants, and 117,082 shares held in trust for the Company's Employee Investment Plan for which Mr. Thompson serves as a co-trustee.
<F5>  Represents 121,076 shares held of record, 6,000 shares subject to presently exercisable stock options and 10,020 shares subject to presently exercisable Common Stock warrants.
<F6>  Represents 46,569 shares held of record, 10,000 shares subject to presently exercisable stock options and 6,680 shares subject to presently exercisable Common Stock warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2000 the Company made principal repayments of $2,865 and additional borrowings of $462,865 on subordinated loans from David Thompson, the Company's President. During the year the Company made interest payments on the loans of $33,409. The balance owed to Mr. Thompson on the loans at September 30, 2000 was $812,000. In connection with the same loans, Mr. Thompson was granted 8,834 $0.10 and 10,000 $0.01 warrants to purchase shares of the Company's Common Stock. The fair value of those warrants at the grant date, calculated using the Black-Scholes model, was $26,415.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DATAMARINE INTERNATIONAL, INC.

By: /s/ DAVID C. THOMPSON
    ----------------------
David C. Thompson
President, Chief Executive Officer and Director    January 5, 2001

By: /s/ JAN KALLSHIAN
    ----------------------
Jan Kallshian
Chief Financial Officer                            January 5, 2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ STEPHEN W. FRANKEL
    ----------------------
Stephen W. Frankel, Chairman of the Board          January 5, 2001

By: /s/ ARTHUR STASIK
    ----------------------
Arthur Stasik, Director                            January 5, 2001

By: /s/ JOSEPH STEPHENS
    ----------------------
Joseph Stephens, Director                          January 5, 2001