Form 10QSB
period 2000-12-30
DATAMARINE INTERNATIONAL INC
filed 2001-02-13
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000 Commission File Number 0-8936

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

                               Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding at December 30, 2000
     Common Stock, $.01 Par Value                  1,844,146


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                    Three Months Ended
                                --------------------------
                                December 30,    January 1,
                                    2000           2000
                                ------------    ----------

Net sales                       $1,075,581      $2,003,080

Cost of products sold              783,946       1,294,563
                                --------------------------

Gross profit                       291,635         708,517

Operating expenses:
  Research and development         359,713         337,971
  Selling                          469,680         544,893
  General and administrative       317,166         290,009
  Narrowband operations             70,654          77,242
                                --------------------------
  Operating expenses             1,217,213       1,250,115
                                --------------------------

Operating loss                    (925,578)       (541,598)

Interest expense                    74,588         122,755
Other income, net                   (8,548)        (27,454)
                                --------------------------

Loss before income taxes          (991,618)       (636,899)

Income taxes                             -               -
                                --------------------------

Net loss                        $ (991,618)     $ (636,899)
                                ==========================

Loss per share, basic           $    (0.19)     $    (0.38)
Loss per share, diluted         $    (0.19)     $    (0.38)

Average shares outstanding,
 basic and diluted               5,237,957        1,693,834


The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                         (Unaudited)
                                                                         December 30,    September 30,
                                                                             2000            2000
                                                                         ------------    -------------

    ASSETS
Current assets:
  Cash and cash equivalents                                              $    24,807      $   209,813
  Accounts receivable, net of allowance of $180,846 and
   $175,471, respectively                                                    511,908          475,880
  Inventories                                                              3,727,886        3,557,410
  Prepaid expenses and other current assets                                  139,177          119,264
                                                                         ----------------------------
      Total current assets                                                 4,403,778        4,362,367

Property, plant and equipment                                              4,994,541        4,994,541
  Less accumulated depreciation                                            4,075,758        4,016,850
                                                                         ----------------------------
      Property, plant and equipment, net                                     918,783          977,691

Other assets, net                                                            377,277          386,190
                                                                         ----------------------------

      Total assets                                                       $ 5,699,838       $ 5,726,248
                                                                         =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                                   $   343,013       $        -
  Notes payable to related parties and others                                905,030          912,000
  Accounts payable                                                         1,636,974        1,892,344
  Accrued expenses                                                         1,130,367        1,148,939
  Current maturities of long-term debt and capital lease obligations          33,701           33,598
                                                                         ----------------------------
      Total current liabilities                                            4,049,085        3,986,881

Long-term debt and capital lease obligations, less current maturities        102,165          111,555
                                                                         ----------------------------

      Total liabilities                                                    4,151,250        4,098,436
                                                                         ----------------------------

Redeemable preferred stock, $1 par value; none issued                              -                -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 1,000,000 shares;
   including redeemable preferred stock; none issued                               -                -
  Common stock, $.01 par value,
   Authorized 20,000,000 shares; 1,844,146 and 1,808,213
   shares issued and outstanding, respectively                                18,441           18,082
  Capital in excess of par value                                           4,953,293        4,897,915
  Common stock subscribed, $0.8547 per share                               3,332,470        2,477,000
  Unearned compensation                                                       (8,792)          (9,979)
  Accumulated deficit                                                     (6,746,824)      (5,755,206)
                                                                         ----------------------------
      Total stockholders' equity                                           1,548,588        1,627,812
                                                                         ----------------------------

      Total liabilities and stockholders' equity                         $ 5,699,838      $ 5,726,248
                                                                         ============================


The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Three Months Ended
                                                                     --------------------------
                                                                     December 30,    January 1,
                                                                         2000           2000
                                                                     ------------    ----------

OPERATING ACTIVITIES
  Net loss                                                           $  (991,618)    $  (636,899)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                         69,121          87,788
    Gain on asset dispositions                                                 -          (5,395)
    Warrants issued for financing                                         33,706          14,301
    Provision for losses on accounts receivable                            5,395           9,819
    Employee investment plan expense                                      19,432          19,998
    Amortization of unearned compensation                                  1,187           5,395
    Changes in operating assets and liabilities:
      Accounts receivable                                                (41,423)         17,979
      Inventories, prepaid expenses and other current assets            (190,389)        222,770
      Accounts payable and accrued expenses                             (273,942)        374,686
                                                                     ---------------------------
  Net cash provided by (used in) operating activities                 (1,368,531)        110,442

INVESTING ACTIVITIES
  Disposition of property, plant and equipment                                 -          12,015
  Other                                                                        -          (7,736)
                                                                     ---------------------------
  Net cash provided by investing activities                                    -           4,279

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                       1,299           2,602
  Proceeds from bank borrowings, net                                     343,013          22,638
  Proceeds from common stock subscribed                                  855,470               -
  Repayment on notes payable to related parties and others                (6,970)              -
  Principal payments on capital lease
   obligations and long-term debt                                         (9,287)        (19,278)
                                                                     ---------------------------
  Net cash provided by financing activities                            1,183,525           5,962

  Increase (decrease) in cash and cash equivalents during period        (185,006)        120,683
  Cash and cash equivalents at beginning of period                       209,813          39,189
                                                                     ---------------------------

  Cash and cash equivalents at end of period                         $    24,807     $   159,872
                                                                     ===========================

  Supplementary Cash Flow Information
    Interest paid                                                    $    25,470     $    36,469


The accompanying notes are an integral part of these financial statements.


            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

The accompanying unaudited, consolidated, condensed quarterly financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with Generally Accepted Accounting Principles ("GAAP"). The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim period. In the opinion of management, they fairly represent the operating results of the Company for the periods presented. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Accounting policies used in fiscal 2001 are consistent with those used in fiscal 2000. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

2. Going Concern

As shown in the consolidated financial statements, the Company incurred a net loss of $991,618 for the quarter compared to a loss of $636,899 in the comparable quarter last year. The Company's ability to continue as a going concern is dependant upon its ability to raise additional capital and operate at a profit. Our plans with respect to these matters are described below.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that the FCC's 1999 issuance of Phase II licenses will result in increased demand for the Company's land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $2,151,000 at January 1, 2000 to $3,624,000 at December 30, 2000. The
recovery of land mobile revenues is currently being hindered by product shortages due to the Company's working capital constraints.

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

Losses have increased as a result of significantly reduced revenues due to inventory shortages. Inventory shortages were caused by working capital constraints, primarily due to reductions in bank credit facilities during fiscal 2000. During October 2000 the Company entered into a new senior revolving credit agreement with an asset based lender.

During September 2000 the Company commenced a $3,750,000 private placement common stock offering. As of December 30, 2000 the Company had received proceeds of $3,332,470 and has elected to extend the offering until March 31, 2001.

In order to operate at a profit the Company will need to increase sales revenues. The Company must raise additional funding to be used to increase inventory and production levels to sustainable levels. The Company is currently evaluating market conditions with respect to raising an additional $2,500,000 in debt and/or equity financing. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.

3. Inventory Components:

Inventories consisted of the following at:


                         December 30, 2000    September 30, 2000
                         -----------------    ------------------

      Finished Goods         $  926,550           $  963,784
      Work-In-Process           139,528              128,508
      Raw Material            2,661,808            2,465,118
                             -------------------------------
                             $3,727,886           $3,557,410
                             ===============================

4. Income Taxes:

Management has considered recent losses, the inability to predict with certainty what land mobile sales will be in the post FCC auction period, and uncertainties surrounding the Company's status as a going concern. Based on the information available, management believes that a valuation allowance equal to 100% of the deferred tax asset should continue to be established. Until such time as future taxable income is more likely than not, the Company will continue to reserve an appropriate portion of its deferred tax asset.

5. Loss Per Share:

Basic net loss per common share is based on the weighted average number of common shares outstanding during the year. For the quarter ended December 30, 2000 basic and diluted loss per share was calculated on the basis of 1,813,549 common shares outstanding and 3,424,408 common shares subscribed. Diluted loss per share is based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents include shares which would be issued upon exercise of stock options, warrants or conversion of debentures. Common stock equivalents are excluded from the calculation when they are anti-dilutive.

Stock options for 260,136 shares, subordinated notes convertible into 164,990 shares and warrants for 134,378 common shares were not included in the loss per share calculation for the quarter ended December 31, 2000 because they would be anti-dilutive.

6. Operating Segment Information:

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


                                              Three Months Ended
                                     ------------------------------------
Net sales                            December 30, 2000    January 1, 2000
                                     -----------------    ---------------

Land mobile communications               $  400,845          $  524,556
Marine communications                       416,468             930,543
Marine instrumentation                      258,268             474,919
Narrowband operations                             -              73,062
                                         ------------------------------
Total consolidated net sales             $1,075,581          $2,003,080
                                         ==============================


                                              Three Months Ended
                                     ------------------------------------
Operating (loss)                     December 30, 2000    January 1, 2000
                                     -----------------    ---------------

Land mobile communications               $ (322,342)         $ (274,625)
Marine communications                      (367,101)           (162,748)
Marine instrumentation                      (67,768)            (37,180)
Narrowband operations                       (70,654)             (4,180)
All other                                   (97,713)            (62,865)
                                         ------------------------------
Total consolidated operating loss          (925,578)           (541,598)
Interest expense                             74,588             122,755
Other (income), net                          (8,548)            (27,454)
                                         ------------------------------
Total consolidated net loss              $ (991,618)         $ (636,899)
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

International Sales

Foreign sales account for approximately 10% of our revenue. Marine communications revenues account for much of the foreign activity because many of the Company's GMDSS products are sold outside the United States. Sales of land mobile products are generally within the United States with some sales to Mexico.

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the quarter ended December 30, 2000 and the comparable quarter in the prior fiscal year.


          Sales                                                    Gross Profit
--------------------------                                  --------------------------
December 30,    January 1,                                  December 30,    January 1,
    2000           2000                                         2000           2000
--------------------------------------------------------------------------------------

 $  400,845     $  524,556    Land Mobile Communications      $ 21,154       $ 82,905
    416,468        930,543    Marine Communications            160,849        379,551
    258,268        474,919    Marine Instrumentation           109,632        172,999
          -         73,062    Narrowband Operations                  -         73,062
 ------------------------------------------------------------------------------------
 $1,075,581     $2,003,080              Total                 $291,635       $708,517
 ====================================================================================

Sales order backlogs at December 30, 2000 were as follows: Land Mobile Communications $3,624,000, Marine Communications $829,000 and Marine Instrumentation $175,000. The land mobile backlog includes orders for repeater systems and new mobile radio products, deliveries of which are expected to take place over an extended period of time. Approximately $2,430,000 of the land mobile backlog represents orders for the Company's model 604 mobile radio, deliveries of which are expected to take place throughout the year.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.


  Income and Expense Items                                   Percentage
as a Percentage of Net Sales                             Increase (Decrease)
----------------------------                             --------------------
                                                          2000         1999
December 30,      January 1,                               to           to
    2000             2000                                 2001         2000
-----------------------------------------------------------------------------

    100%             100%             Net sales          (46)%         (34)%
     73               65        Cost of products sold    (39)          (33)
     27               35            Gross profit         (59)          (35)
    113               62          Operating expenses      (3)           (9)
    (86)             (27)       Operating loss            71            90
     (7)              (6)          Interest expense      (39)          (48)
    (92)             (32)          Loss before taxes      56            31
    (92)%            (32)%             Net loss           56%           31%

Net sales decreased by $927,499 or 46% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $123,711 or 24%. Net sales of the Company's marine communications systems decreased by $514,075 or 55%. Net sales of the Company's marine instrumentation systems decreased by $216,651 or 46%. Working capital constraints have caused raw material shortages throughout the Company's product lines and contributed significantly to the decline in sales.

Land mobile revenues during the quarter were comprised primarily of mobile radios, and management expects that trend will continue until Phase II license holders begin to take delivery of repeater systems. The auction of Phase II licenses concluded in October 1998 and successful bidders received their licenses in March 1999. Although the Company's land mobile order backlog continues to grow, customers have been slow to take delivery of new repeater systems. Mobile radio sales decreased compared to the same quarter last year because of product shortages. Orders for the model 604 radio are very strong, and management expects the current backlog of approximately 6000 units to be delivered over the next year. Management continues to believe that the build-out of Phase II licenses will provide an opportunity for significant revenue growth in the narrowband product line.

Sales of marine communications products were significantly lower compared to the comparable quarter in the prior year. Raw material shortages were the primary reason for the decline in sales. Management originally expected to replace declining GMDSS "A3" sales with the new SEA157 VHF radio, of which deliveries in quantity are now expected to be made in the second quarter.

Marine instrumentation sales decreased compared to the comparable quarter in the prior year, due primarily to working capital constraints and reduced advertising and sales promotion.

There were no revenues from narrowband operations during the current quarter. Narrowband revenues are derived from the Company's share of SMR operations at those sites where the Company owns or has an ownership interest in the license and/or base station equipment. Prior to the first quarter of fiscal 2000, revenues were insignificant or collection was uncertain so revenue recognition was deferred. During the first quarter of fiscal 2000, management determined that certain revenues attributable to operations from early 1997 through part of 1999 were due and collectible so they were billed and recognized. Ongoing revenues of this type are currently accruing at about $8,000 per quarter and will be recognized at such time as the amounts and collectibility can be reasonably estimated.

Gross profit was $291,635 (27% of net sales), as compared to $708,517 (35% of net sales) in the same quarter last year, a decrease of $416,882 or 59%. The gross profit on land mobile products was $21,154 (5% of such sales), as compared to $82,905 (16% of such sales) in the same quarter last year, a decrease of $61,751 or 74%. Land mobile gross profit margin decreased because sales were comprised primarily of lower margin mobile radios. The market for communications products is very competitive and pressure on selling prices for mobile radios is expected to keep margins low. We project that land mobile margins will improve when shipments of base station products resume as a result of Phase II licensees constructing new operating sites.

The gross profit on marine communications systems was $160,849 (39% of such sales), as compared to $379,551 (41% of such sales) in the same quarter last year, a decrease of $218,702 or 58%. Product mix was comparable to the prior year, but profit margin decreased slightly due to higher costs attributable to lower production rates.

The gross profit on marine instrumentation systems was $109,632 (42% of such sales), as compared to $172,999 (36% of such sales) in the same quarter last year, a decrease of $63,367 or 37%. Improvement in gross margin rates was due to a more favorable product mix.

Operating expenses were $1,217,213 (113% of net sales), as compared to $1,250,115 (62% of net sales) in the same quarter last year, a decrease of $32,902 or 3%. Operating expenses were lower than last year, but constituted a larger percentage of significantly lower net sales. Engineering expenses increased 6%, with most of the increase in outside engineering services related to new product development. Total selling expenses declined $75,213 or 14%. Expenses such as commissions and warranty provisions which are tied closely to sales declined with the overall decrease in revenues. Marketing department wages and product royalty expense also declined. Administrative expenses increased $27,157 or 9%. Lower professional fees were offset by increases in corporate administration expenses such as insurance, stock transfer services and benefit plan administration. Narrowband expenses are comprised primarily of site rental and depreciation. Site rental expense was comparable to the same quarter last year and depreciation was lower as a result of assets disposals during the prior year.

Interest expense decreased $48,167 or 39% from the same quarter last year. Lower average loan balances on both bank and subordinated debt offset the increased interest rate on bank borrowings. Common stock warrants are typically issued in connection with the extension of the Company's senior and subordinated debt. The fair value of common stock warrants is charged to interest expense over the term of the extension.

Other income for the current quarter was $8,548 compared to $27,454 in the comparable quarter last year. The current quarter included revenue from non-recurring engineering services. The previous year included a gain on the sale of narrowband site equipment.

Income taxes were zero for 2001 and 2000 because the Company fully reserves its deferred tax asset.

Liquidity and Capital Resources

On December 30, 2000, the Company's principal sources of liquidity consisted of approximately $25,000 in cash and equivalents. Net cash used in operating activities for the three months ended December 30, 2000 was $1,368,531, a decrease of $1,478,973 from net cash provided by operating activities for the same period in the prior year. Net cash provided by financing activities was $1,183,525, the source of which was new bank borrowings and common stock subscriptions. At December 31, 2000 the sales order backlog stood at $4,629,000. Of the total December 30, 2000 backlog, land mobile products represented $3,624,000, marine communications products represented $829,000 and marine instrumentation products represented $175,000.

On November 1, 2000 the Company entered into an agreement for a variable line of credit for up to $1,000,000 with interest payable monthly at 9.0% over prime (18.5% at December 30, 2000). The agreement provides for advances based on accounts receivable balances. At December 30, 2000 the balance outstanding on the line was $343,013, the maximum amount available at that time. The line is collateralized by all of the Company's assets.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that the FCC's 1999 issuance of Phase II licenses will result in increased demand for the Company's land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $2,151,000 at January 1, 2000 to $3,624,000 at December 30, 2000. The
recovery of land mobile revenues is currently being hindered by product shortages due to the Company's working capital constraints.

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

Losses have increased as a result of significantly reduced revenues due to inventory shortages. Inventory shortages were caused by working capital constraints, primarily due to reductions in bank credit facilities during fiscal 2000.

During September 2000 the Company commenced a $3,750,000 private placement common stock offering. As of December 30, 2000 the Company had received proceeds of $3,332,470 and has elected to extend the offering until March 31, 2001.

In order to operate at a profit the Company will need to increase sales revenues. The Company must raise additional funding to be used to increase inventory and production levels to sustainable levels. The Company is currently evaluating market conditions with respect to raising an additional $2,500,000 in debt and/or equity financing. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms.


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

(b) There were no reports on Form 8-K filed during the quarter ended December 30, 2000.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                                (Registrant)

Date:  February 8, 2001                /s/ JAN KALLSHIAN
       ----------------                -----------------------
                                       Jan Kallshian
                                       Chief Financial Officer