Form 10QSB
period 2001-03-31
DATAMARINE INTERNATIONAL INC
filed 2001-05-21
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 Commission File Number 0-8936

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

                               Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at March 31, 2001
Common Stock, $.01 Par Value                5,781,071


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   Three Months Ended            Six Months Ended
                                ------------------------    --------------------------
                                March 31,      April 1,      March 31,       April 1,
                                   2001          2000          2001            2000
                                ----------    ----------    -----------    -----------

Net sales                       $1,122,389    $1,841,600    $ 2,197,970    $ 3,844,680

Cost of products sold              822,318     1,320,600      1,606,264      2,615,163
                                ------------------------------------------------------

Gross profit                       300,071       521,000        591,706      1,229,517

Operating expenses:
  Research and development         313,809       358,005        673,522        695,976
  Selling                          360,553       533,837        830,233      1,078,730
  General and administrative       287,436       283,633        604,602        573,642
  Narrowband operations             71,595        71,162        142,249        148,404
                                ------------------------------------------------------
  Operating expenses             1,033,393     1,246,637      2,250,606      2,496,752
                                ------------------------------------------------------

Operating loss                    (733,322)     (725,637)    (1,658,900)    (1,267,235)

Interest expense                    92,159       153,241        166,747        275,996
Other (income), net               (109,999)      (11,618)      (118,547)       (39,072)
                                ------------------------------------------------------

Loss before income taxes          (715,482)     (867,260)    (1,707,100)    (1,504,159)

Income taxes                             -             -              -              -
                                ------------------------------------------------------

Net loss                        $ (715,482)   $ (867,260)   $(1,707,100)   $(1,504,159)
                                ======================================================
Net loss per share, basic       $    (0.12)   $    (0.51)   $     (0.31)   $     (0.89)
Net loss per share, diluted     $    (0.12)   $    (0.51)   $     (0.31)   $     (0.89)

Average shares outstanding,
 basic and diluted               5,757,514     1,702,310      5,497,656      1,698,072

The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                         (Unaudited)
                                                                          March 31,      September 30,
                                                                             2001            2000
                                                                         -----------     -------------

    ASSETS
Current assets:
  Cash and cash equivalents                                              $    17,734      $   209,813
  Accounts receivable, net of allowance of $186,425 and
   $175,471, respectively                                                    398,749          475,880
  Inventories                                                              3,479,337        3,557,410
  Prepaid expenses and other current assets                                   37,586          119,264
                                                                         ----------------------------
      Total current assets                                                 3,933,406        4,362,367

Property, plant and equipment                                              4,994,541        4,994,541
  Less accumulated depreciation                                            4,134,665        4,016,850
                                                                         ----------------------------
      Property, plant and equipment, net                                     859,876          977,691

Other assets, net                                                            387,863          386,190
                                                                         ----------------------------

      Total assets                                                       $ 5,181,145      $ 5,726,248
                                                                         ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                                   $   249,384      $         -
  Notes payable to related parties and others                                951,947          912,000
  Accounts payable                                                         1,771,278        1,892,344
  Accrued expenses                                                         1,142,151        1,148,939
  Current maturities of long-term debt and capital lease obligations          34,981           33,598
                                                                         ----------------------------
      Total current liabilities                                            4,149,741        3,986,881

Long-term debt and capital lease obligations, less current maturities         92,958          111,555
                                                                         ----------------------------

      Total liabilities                                                    4,242,699        4,098,436
                                                                         ----------------------------

Redeemable preferred stock, $1 par value; none issued                              -                -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 5,000,000 shares;
   including redeemable preferred stock; none issued                               -                -
  Common stock, $.01 par value,
   Authorized 20,000,000 shares; 5,781,071 and 1,808,213
   shares issued and outstanding, respectively                                57,811           18,082
  Capital in excess of par value                                           8,317,172        4,897,915
  Common stock subscribed, $0.8547 per share                                  33,373        2,477,000
  Unearned compensation                                                       (7,604)          (9,979)
  Accumulated deficit                                                     (7,462,306)      (5,755,206)
                                                                         ----------------------------
      Total stockholders' equity                                             938,446        1,627,812
                                                                         ----------------------------

      Total liabilities and stockholders' equity                         $ 5,181,145      $ 5,726,248
                                                                         ============================

The accompanying notes are an integral part of these financial statements.


               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Six Months Ended
                                                                    ---------------------------
                                                                     March 31,        April 1,
                                                                        2001            2000
                                                                    -----------     -----------

OPERATING ACTIVITIES
  Net loss                                                          $(1,707,100)    $(1,504,159)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                       138,243         177,410
    Gain on asset dispositions                                                -         (10,790)
    Warrants issued for financing                                        72,091          62,315
    Provision for losses on accounts receivable                          10,974          20,912
    Employee investment plan expense                                     34,419          28,440
    Amortization of unearned compensation                                 6,745           8,562
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                      50,407          79,056
      Inventories, prepaid expenses and other current assets            159,751         390,305
      Accounts payable and accrued expenses                            (127,854)        861,754
                                                                    ---------------------------
  Net cash provided by (used in) operating activities                (1,362,324)        113,805

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including
   self-constructed equipment                                                 -          (5,462)
  Disposition of property, plant and equipment                                -          12,015
  Other                                                                  (7,000)        (15,932)
                                                                    ---------------------------
  Net cash used in investing activities                                  (7,000)         (9,379)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                    871,754           2,602
  Proceeds (repayment) on bank borrowings, net                          249,384         (43,394)
  Proceeds from common stock subscribed                                  33,374               -
  Proceeds from notes payable to related parties and others              47,000
  Repayment on notes payable to related parties and others               (7,053)         (2,017)
  Principal payments on capital lease
   obligations and long-term debt                                       (17,214)        (40,923)
                                                                    ---------------------------
  Net cash provided by (used in) financing activities                 1,177,245         (83,732)

  Increase (decrease) in cash and cash equivalents during period       (192,079)         20,694
  Cash and cash equivalents at beginning of period                      209,813          39,189
                                                                    ---------------------------

  Cash and cash equivalents at end of period                        $    17,734     $    59,883
                                                                    ===========================

  Supplementary Cash Flow Information
    Interest paid                                                   $    47,686     $    67,485
    Proceeds of leases used to acquire assets                                 -          93,501

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

2. Going Concern

As shown in the consolidated financial statements, the Company incurred a net loss of $715,482 for the quarter compared to a loss of $867,260 in the comparable quarter last year. The Company's ability to continue as a going concern is dependant upon its ability to raise additional capital and operate at a profit. Our plans with respect to these matters are described below.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that the FCC's 1999 issuance of Phase II licenses will result in increased demand for the Company's land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $2,883,000 at April 1, 2000 to $3,517,000 at March 31, 2001. The
recovery of land mobile revenues is currently being hindered by product shortages due to the Company's working capital constraints.

In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc., and is currently negotiating the sale of one 220 MHz license and related equipment. During the year ended September 30, 2000 the Company entered into agreements to sell additional equipment and licenses for an aggregate selling price of $568,000.

During April 2001 the Company made workforce reductions and instituted employee wage concessions that are expected to reduce payroll and related expenses by approximately $100,000 per month.

Losses have increased as a result of significantly reduced revenues due to inventory shortages. Inventory shortages were caused by working capital constraints, primarily due to reductions in bank credit facilities during fiscal 2000. During November 2000 the Company entered into a new senior revolving credit agreement with an asset based lender.

During September 2000 the Company commenced a $3,750,000 private placement common stock offering. That offering was concluded in March 2001 with proceeds of $3,371,000. In April 2001 the Company announced the commencement of a $1,000,000 private placement common stock offering. There can be no assurance that the Company will sell all of the securities offered or raise the total estimated proceeds.

In order to operate at a profit the Company will need to increase sales revenues. The Company must raise additional funding to be used to increase inventory and production levels to sustainable levels. The Company is currently evaluating market conditions with respect to raising an additional $2,500,000 in debt and/or equity financing. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. Management is also considering merging with another entity.

3. Inventory Components:

Inventories consisted of the following at:


                        March 31, 2001    September 30, 2000
                        --------------    ------------------

      Finished Goods      $  836,102          $  963,784
      Work-In-Process        194,316             128,508
      Raw Material         2,448,919           2,465,118
                          ------------------------------
                          $3,479,337          $3,557,410
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

5. Loss Per Share:

Basic net loss per common share is based on the weighted average number of common shares outstanding during the year. For the quarter ended March 31, 2001 basic and diluted loss per share was calculated on the basis of 5,781,071 common shares outstanding and 39,047 common shares subscribed. Diluted loss per share is based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents include shares which would be issued upon exercise of stock options, warrants or conversion of debt. Common stock equivalents are excluded from the calculation when they are anti-dilutive.

Stock options for 274,824 shares, subordinated notes convertible into 162,766 shares and warrants for 169,301 common shares were not included in the loss per share calculation for the quarter ended March 31, 2001 because they would be anti-dilutive.

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


                                         Three Months Ended                  Six Months Ended
                                   -------------------------------    -------------------------------
Net sales                          March 31, 2001    April 1, 2000    March 31, 2001    April 1, 2000
                                   --------------    -------------    --------------    -------------

Land mobile communications           $  261,229       $  270,102        $   662,074      $   794,658
Marine communications                   650,577          970,850          1,067,045        1,901,393
Marine instrumentation                  203,994          600,648            462,262        1,075,567
Narrowband operations                     6,589                -              6,589           73,062
                                     ---------------------------------------------------------------
Total consolidated net sales         $1,122,389       $1,841,600        $ 2,197,970      $ 3,844,680
                                     ===============================================================


                                         Three Months Ended                  Six Months Ended
                                   -------------------------------    -------------------------------
Operating income (loss)            March 31, 2001    April 1, 2000    March 31, 2001    April 1, 2000
                                   --------------    -------------    --------------    -------------

Land mobile communications           $ (312,738)      $ (404,487)       $  (635,080)     $  (679,112)
Marine communications                  (240,743)        (202,570)          (607,844)        (365,318)
Marine instrumentation                  (35,178)          15,234           (102,946)         (21,946)
Narrowband operations                   (65,006)         (71,162)          (135,660)         (75,342)
All other                               (79,657)         (62,652)          (177,370)        (125,517)
                                     ---------------------------------------------------------------
Total consolidated operating loss      (733,322)        (725,637)        (1,658,900)      (1,267,235)
Interest expense                         92,159          153,241            166,747          275,996
Other (income), net                    (109,999)         (11,618)          (118,547)         (39,072)
                                     ---------------------------------------------------------------
Total consolidated net loss          $ (715,482)      $ (867,260)       $(1,707,100)     $(1,504,159)
                                     ===============================================================

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

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the quarter ended March 31, 2001 and the comparable quarter in the prior fiscal year.


         Sales                                                 Gross Profit
------------------------                                  ---------------------
March 31,     April 1,                                    March 31,    April 1,
  2001          2000                                        2001         2000
------------------------                                  ---------------------

$  261,229    $  270,102    Land Mobile Communications    $(25,632)    $(28,812)
   650,577       970,850    Marine Communications          214,185      319,292
   203,994       600,648    Marine Instrumentation         104,929      230,520
     6,589             -    Narrowband Operations            6,589            -
------------------------                                  ---------------------
$1,122,389    $1,841,600              Total               $300,071     $521,000
========================                                  =====================

Sales order backlogs at March 31, 2001 were as follows: Land Mobile Communications $3,517,000, Marine Communications $709,000 and Marine Instrumentation $171,000. The land mobile backlog includes orders for repeater systems and new mobile radio products, deliveries of which are expected to take place over an extended period of time. Approximately $2,336,000 of the land mobile backlog represents orders for the Company's model 604 mobile radio, deliveries of which are expected to take place throughout the year.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.


  Income and Expense Items                            Percentage
as a Percentage of Net Sales                          Increase (Decrease)
----------------------------                          -------------------
                                                       2000         1999
March 31,          April 1,                             to           to
  2001               2000                              2001         2000
----------------------------                          -------------------

   100%              100%          Net sales          (39)%        (48)%
    73                72     Cost of products sold    (38)         (38)
    27                28         Gross profit         (42)         (62)
    92                68       Operating expenses     (17)          (9)
   (65)              (39)    Operating loss             1          n.m.
    (8)               (8)       Interest expense      (40)         (28)
   (64)              (47)       Loss before taxes     (18)         292
   (64)%             (47)%          Net loss          (18)%        292%

Net sales decreased by $719,211 or 39% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $8,873 or 3%. Net sales of the Company's marine communications systems decreased by $320,273 or 33%. Net sales of the Company's marine instrumentation systems decreased by $396,654 or 66%. Working capital constraints have caused raw material shortages throughout the Company's product lines and contributed significantly to the decline in sales.

Land mobile revenues during the quarter were comprised primarily of mobile radios and management expects that trend will continue until Phase II license holders begin to take delivery of repeater systems. The auction of Phase II licenses concluded in October 1998 and successful bidders received their licenses in March 1999. Although the Company's land mobile order backlog continues to grow, customers have been slow to take delivery of new repeater systems. Orders for the model 604 radio are very strong, and management expects the current backlog of approximately 6000 units to be delivered over the next year, commencing in the third quarter of fiscal 2001. Management continues to believe that the build-out of Phase II licenses will provide an opportunity for significant revenue growth in the narrowband product line.

Sales of marine communications products were significantly lower compared to the comparable quarter in the prior year. Raw material shortages were the primary reason for the decline in sales. Shipments of the new SEA157 VHF radio and SEA857 Loudhailer have commenced and are expected to be very strong if production requirements can be met.

Marine instrumentation sales decreased compared to the comparable quarter in the prior year, due primarily to working capital constraints and reduced advertising and sales promotion.

Revenues from narrowband operations were $6,589 during the current quarter. Narrowband revenues are derived from the Company's share of SMR operations at those sites where the Company owns or has an ownership interest in the license and/or base station equipment. Prior to the first quarter of fiscal 2000, revenues were insignificant or collection was uncertain so revenue recognition was deferred. During the first quarter of fiscal 2000, management determined that certain revenues attributable to operations from early 1997 through part of 1999 were due and collectible so they were billed and recognized. Ongoing revenues of this type will be recognized at such time as the amounts and collectibility can be reasonably estimated.

Gross profit was $300,071 (27% of net sales), as compared to $521,000 (28% of net sales) in the same quarter last year, a decrease of $220,929 or 42%. The gross profit on land mobile products was $(25,632) (-10% of such sales), as compared to $(28,812) (-11% of such sales) in the same quarter last year, an increase of $3,180. Land mobile gross profit margin was low because sales were comprised primarily of mobile radios. Margins should improve as higher volume shipments decrease unit costs on products manufactured offshore. The market for communications products is very competitive and pressure on selling prices for mobile radios is expected to keep margins low. We project that land mobile margins will improve when shipments of base station products resume as a result of Phase II licensees constructing new operating sites.

The gross profit on marine communications systems was $214,185 (33% of such sales), as compared to $319,292 (33% of such sales) in the same quarter last year, a decrease of $105,107 or 33%. Product mix was comparable to the prior year and margins continue to be lower than normal as a result of higher costs attributable to lower production rates.

The gross profit on marine instrumentation systems was $104,929 (51% of such sales), as compared to $230,520 (38% of such sales) in the same quarter last year, a decrease of $125,591 or 54%. Improvement in gross margin rates was due to a more favorable product mix.

Operating expenses were $1,033,393 (92% of net sales), as compared to $1,246,637 (68% of net sales) in the same quarter last year, a decrease of $213,244 or 17%. Operating expenses were lower than last year, but constituted a larger percentage of significantly lower net sales. Engineering expenses decreased 12%. Engineering wage expense, consumable supplies and engineering services related to new product development were all lower. Total selling expenses declined $173,284 or 32%. Expenses such as commissions and warranty provisions which are tied closely to sales declined with the overall decrease in revenues. Marketing department wages, advertising and product royalty expense also declined. Administrative expenses of $287,436 were comparable to the previous year. Narrowband expenses are comprised primarily of site rental and depreciation. A small increase in site rental expense was offset by lower depreciation as a result of asset disposals during the prior year.

Interest expense decreased $61,082 or 40% from the same quarter last year. Lower average loan and subordinated debt balances offset the increased interest rate on bank borrowings. Common stock warrants are typically issued in connection with the extension of the Company's senior and subordinated debt. The fair value of common stock warrants is charged to interest expense over the term of the extension.

Other income, net, for the current quarter was $109,999 compared to $11,618 in the comparable quarter last year. Other income in both the current and previous year's quarter is comprised of revenue from non-recurring engineering services.

Income taxes were zero for 2001 and 2000 because the Company fully reserves its deferred tax asset.

Liquidity and Capital Resources

On March 31, 2001, the Company's principal sources of liquidity consisted of approximately $18,000 in cash and equivalents. Net cash used in operating activities for the six months ended March 31, 2001 was $1,362,324, an increase of $1,476,129 from net cash provided by operating activities for the same period in the prior year. Net cash provided by financing activities was $1,177,245, the source of which was new bank borrowings and sales of common stock. At March 31, 2001 the sales order backlog stood at $4,397,000. Of the total March 31, 2001 backlog, land mobile products represented $3,517,000, marine communications products represented $709,000 and marine instrumentation products represented $171,000.

On November 1, 2000 the Company entered into an agreement for a variable line of credit for up to $1,000,000 with interest payable monthly at 9.0% over prime (17% at March 31, 2001). The agreement provides for advances based on accounts receivable balances. At March 31, 2001 the balance outstanding on the line was $249,384, the maximum amount available at that time. The line is collateralized by all of the Company's assets.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that the FCC's 1999 issuance of Phase II licenses will result in increased demand for the Company's land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $2,883,000 at April 1, 2000 to $3,517,000 at March 31, 2001. The
recovery of land mobile revenues is currently being hindered by product shortages due to the Company's working capital constraints.

In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc., and is currently negotiating the sale of one 220 MHz license and related equipment. During the year ended September 30, 2000 the Company entered into agreements to sell additional equipment and licenses for an aggregate selling price of $568,000.

During April 2001 the Company made workforce reductions and instituted employee wage concessions that are expected to reduce payroll and related expenses by approximately $100,000 per month.

Losses have increased as a result of significantly reduced revenues due to inventory shortages. Inventory shortages were caused by working capital constraints, primarily due to reductions in bank credit facilities during fiscal 2000. During November 2000 the Company entered into a new senior revolving credit agreement with an asset based lender.

During September 2000 the Company commenced a $3,750,000 private placement common stock offering. That offering was concluded in March 2001 with proceeds of $3,371,000. In April 2001 the Company announced the commencement of a $1,000,000 private placement common stock offering. There can be no assurance that the Company will sell all of the securities offered or raise the total estimated proceeds.

In order to operate at a profit the Company will need to increase sales revenues. The Company must raise additional funding to be used to increase inventory and production levels to sustainable levels. The Company is currently evaluating market conditions with respect to raising an additional $2,500,000 in debt and/or equity financing. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. Management is also considering merging with another entity.


                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held March 21, 2001 at the Company's offices in Mountlake Terrace, Washington. All matters submitted to a vote of the Company's shareholders were described in the Company's proxy statement dated February 26, 2001.

(b)   Matters submitted to a vote of the shareholders included:

(1) The election of Directors. Each of Gerald E. Setka, Arthur P. Stasik, Joseph L. Stephens and David C. Thompson were elected.

(2) A proposal to adopt the Datamarine International, Inc. 2001 Stock Incentive Plan. The proposal was approved by the following vote.

      For                3,439,992
      Against               92,421
      Abstain               10,125
      Broker non-vote      677,207

(3) A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Preferred Stock from 1,000,000 shares to 5,000,000 shares. The proposal was approved by the following vote.

      For                3,484,991
      Against               49,195
      Abstain                8,352
      Broker non-vote      677,207

(4) A proposal to amend the Company's Articles of Incorporation giving the Board of Directors authority to issue and set the rights and preferences for one or more series of Preferred Stock. The proposal was approved by the following vote.

      For                3,483,361
      Against               48,944
      Abstain               10,233
      Broker non-vote      677,207

(5) Ratification of the selection by the Board of Directors of Grant Thornton LLP as the Company's independent auditors for 2001. The proposal was approved by the following vote.

      For                4,210,630
      Against                4,837
      Abstain                4,278

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

10.4  Datamarine International, Inc. 2000 Employee Stock Purchase Plan. +

10.5  Datamarine International, Inc. 2001 Stock Incentive Plan. +

[FN]
+     Filed herewith.

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2001. Form 8-K dated February 27, 2001. Resignation of a Director.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Datamarine International, Inc.
                                                (Registrant)

Date:  May 18, 2001                    /s/ JAN KALLSHIAN
       ------------                    -----------------------
                                       Jan Kallshian
                                       Chief Financial Officer