Form 10QSB
period 2001-06-30
DATAMARINE INTERNATIONAL INC
filed 2001-08-20
CIK 27075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 Commission File Number 0-8936

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

            Class                          Outstanding at June 30, 2001
Common Stock, $.01 Par Value                        5,781,071

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           Three Months Ended                Nine Months Ended
                                       --------------------------      ----------------------------
                                        June 30,         July 1,         June 30,          July 1,
                                          2001            2000             2001             2000

Net sales                              $ 556,264      $ 1,853,095      $ 2,754,234      $ 5,697,775

Cost of products sold                    483,691        1,263,181        2,089,955        3,878,344
                                       ------------------------------------------------------------

Gross profit                              72,573          589,914          664,279        1,819,431

Operating expenses:
  Research and development               253,656          326,234          927,178        1,022,210
  Selling                                267,109          430,188        1,097,342        1,508,918
  General and administrative             361,501          263,805          966,103          837,447
  Narrowband operations                   73,862           70,163          216,111          218,567
                                       ------------------------------------------------------------
      Operating expenses                 956,128        1,090,390        3,206,734        3,587,142
                                       ------------------------------------------------------------

Operating loss                          (883,555)        (500,476)      (2,542,455)      (1,767,711)

Interest expense                          70,938          143,672          237,685          419,668
Other (income), net                     (300,017)         (35,891)        (418,564)         (74,963)
                                       ------------------------------------------------------------

Loss before income taxes                (654,476)        (608,257)      (2,361,576)      (2,112,416)

Income taxes                                   -                -                -                -
                                       ------------------------------------------------------------

Net loss                               $(654,476)     $  (608,257)     $(2,361,576)     $(2,112,416)
                                       ============================================================

Net loss per share, basic              $   (0.11)     $     (0.36)     $     (0.42)     $     (1.24)
Net loss per share, diluted            $   (0.11)     $     (0.36)     $     (0.42)     $     (1.24)

Average shares outstanding,
basic and diluted                      5,838,410        1,712,291        5,611,241        1,702,811

The accompanying notes are an integral part of these financial statements.

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                                 June 30,       September 30,
                                                                   2001             2000
                                                               -----------      -------------

                         ASSETS

Current assets:

  Cash and cash equivalents                                    $     6,535      $   209,813
  Accounts receivable, net of allowance of $189,082 and
   $175,471, respectively                                          199,149          475,880
  Inventories                                                    3,329,328        3,557,410
  Prepaid expenses and other current assets                         86,067          119,264
                                                               ----------------------------
      Total current assets                                       3,933,406        4,362,367

Property, plant and equipment                                    4,994,541        4,994,541
  Less accumulated depreciation                                  4,193,572        4,016,850
                                                               ----------------------------
      Property, plant and equipment, net                           800,969          977,691

Other assets, net                                                  378,431          386,190
                                                               ----------------------------

      Total assets                                             $ 4,800,479      $ 5,726,248
                                                               ============================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                                         $    83,185      $         -
  Notes payable to related parties and others                    1,046,025          912,000
  Accounts payable                                               1,504,170        1,892,344
  Accrued expenses                                               1,558,408        1,148,939
  Current maturities of long-term debt and capital
   lease obligations                                                36,259           33,598
                                                               ----------------------------
      Total current liabilities                                  4,228,047        3,986,881

Long-term debt and capital lease obligations, less
 current maturities                                                 83,468          111,555
                                                               ----------------------------

      Total liabilities                                          4,311,515        4,098,436
                                                               ----------------------------

Redeemable preferred stock, $1 par value; none issued                    -                -

Stockholders' equity:
  Convertible preferred stock, $1 par value,
   Authorized 5,000,000 shares;
   Including redeemable preferred stock; none issued                     -                -
  Common stock, $.01 par value,
   Authorized 20,000,000 shares; 5,781,071 and 1,808,213
   shares issued and outstanding, respectively                      57,811           18,082
  Capital in excess of par value                                 8,477,928        4,897,915
  Common stock subscribed, $0.8547 per share                        76,424        2,477,000
  Unearned compensation                                             (6,417)          (9,979)
  Accumulated deficit                                           (8,116,782)      (5,755,206)
                                                               ----------------------------
      Total stockholders' equity                                   488,964        1,627,812
                                                               ----------------------------

      Total liabilities and stockholders' equity               $ 4,800,479      $ 5,726,248
                                                               ============================

The accompanying notes are an integral part of these financial statements.

               DATAMARINE INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended
                                                               ------------------------------
                                                                 June 30,           July 1,
                                                                   2001              2000
                                                                 --------           -------

OPERATING ACTIVITIES
  Net loss                                                     $(2,361,576)      $(2,112,416)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                  207,364           270,266
    Gain on asset dispositions                                           -           (16,186)
    Warrants issued for financing                                   93,940            98,717
    Provision for losses on accounts receivable                     13,774            31,114
    Employee investment plan expense                                33,120            42,421
    Amortization of unearned compensation                          146,058             9,749
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                183,876           231,438
      Inventories, prepaid expenses and other current
       assets                                                      261,279           680,427
      Other assets                                                 (15,750)         (132,092)
      Accounts payable and accrued expenses                        130,376         1,310,166
                                                               -----------------------------
Net cash provided by provided by (used in) operating
 activities                                                     (1,307,539)          413,604

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, including
   self-constructed equipment                                            -            (5,462)
  Disposition of property, plant and equipment                           -            12,015
  Other                                                             (7,000)          (19,047)
                                                               -----------------------------
Net cash used in investing activities                               (7,000)          (12,494)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                               873,053             3,903
  Proceeds (repayment) on bank borrowings, net                      83,185          (339,534)
  Proceeds from common stock subscribed                             76,424                 -
  Proceeds from notes payable to related parties and others        112,221                 -
  Repayment on notes payable to related parties and others          (8,196)           (2,300)
  Principal payments on capital lease obligations and
   long-term debt                                                  (25,426)          (64,519)
                                                               -----------------------------
Net cash provided by (used in) financing activities              1,111,261          (402,450)

Decrease in cash and cash equivalents during period               (203,278)           (1,340)
Cash and cash equivalents at beginning of period                   209,813            39,189
                                                               -----------------------------

Cash and cash equivalents at end of period                     $     6,535       $    37,849
                                                               =============================

Supplementary Cash Flow Information
Interest paid                                                  $    68,810       $   109,830
Proceeds of leases used to acquire assets                                -            93,501

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

2.    Going Concern

As shown in the consolidated financial statements, the Company incurred a net loss of $654,476 for the quarter compared to a loss of $608,257 in the comparable quarter last year. The Company's ability to continue as a going concern is dependant upon its ability to raise additional capital and operate at a profit. Our plans with respect to these matters are described below.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that the FCC's 1999 issuance of Phase II licenses will result in increased demand for the Company's land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $2,592,000 at July 1, 2000 to $3,458,000 at June 30, 2001. The
recovery of land mobile revenues is currently being hindered by product shortages due to the Company's working capital constraints.

In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc. During the year ended September 30, 2000 the Company entered into agreements to sell equipment and licenses for an aggregate selling price of $568,000.

During April 2001 the Company made workforce reductions and instituted employee wage concessions that reduced cash payroll and related expenses by approximately $100,000 per month. As part of the plan, employees were asked to make wage concessions for a ten-week period, in exchange for future compensation payable in both cash and Company stock options. The estimated cost of the cash and stock incentives as of June 30, 2001 is $184,000 and $138,000, respectively, and was expensed during the quarter. The cash portion of the incentive is payable when the Company has the ability to do so.

Losses have increased as a result of significantly reduced revenues due to inventory shortages. Inventory shortages were caused by working capital constraints, primarily due to reductions in bank credit facilities during fiscal 2000. During November 2000 the Company entered into a new senior revolving credit agreement with an asset based lender.

During September 2000 the Company commenced a $3,750,000 private placement common stock offering. That offering was concluded in March 2001 with proceeds of $3,371,000. In April 2001 the Company announced the commencement of a $1,000,000 private placement common stock offering. The $1,000,000 private placement was canceled when the Company signed a letter of intent to sell $6,000,000 in equity to High Desert Partners LLP ("HDP") in June 2001. HDP failed to meet the extended funding commitment date of July 31, 2001 and there can be no assurance that the Company will sell the securities offered or raise the total estimated proceeds.

In order to operate at a profit the Company will need to increase sales revenues. The Company must raise additional funding to be used to increase inventory and production levels to sustainable levels. The Company is currently evaluating market conditions with respect to raising additional capital through debt and/or equity financing. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. Management is also considering merging with another entity.

3.    Inventory Components:

Inventories consisted of the following at:

                             June 30, 2001    September 30, 2000
                             -------------    ------------------

Finished Goods                $  809,077          $  963,784
Work-In-Process                  193,859             128,508
Raw Material                   2,326,392           2,465,118
                              ------------------------------
                              $3,329,328          $3,557,410
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

5.    Loss Per Share:

Basic net loss per common share is based on the weighted average number of common shares outstanding during the year. For the quarter ended June 30, 2001 basic and diluted loss per share was calculated on the basis of 5,781,071 common shares outstanding and 89,416 common shares subscribed. Diluted loss per share is based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents include shares which would be issued upon exercise of stock options, warrants or conversion of debt. Common stock equivalents are excluded from the calculation when they are anti-dilutive.

In-the-money stock options for 10,000 shares, subordinated notes convertible into 205,286 shares and warrants for 189,454 common shares were not included in the loss per share calculation for the quarter ended June 30, 2001 because they would be anti-dilutive.

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

                                        Three Months Ended                  Nine Months Ended
                                 ------------------------------     ------------------------------
Net sales                        June 30, 2001     July 1, 2000     June 30, 2001     July 1, 2000
                                 -------------     ------------     -------------     ------------

Land mobile communications         $ 140,312       $   446,302       $   802,386      $ 1,240,960
Marine communications                262,324           927,203         1,329,369        2,828,596
Marine instrumentation               147,277           461,550           609,539        1,537,117
Narrowband operations                  6,351            18,040            12,940           91,102
                                   --------------------------------------------------------------
Total consolidated net sales       $ 556,264       $ 1,853,095       $ 2,754,234      $ 5,697,775
                                   ==============================================================

                                        Three Months Ended                  Nine Months Ended
                                 ------------------------------     ------------------------------
Operating income (loss)          June 30, 2001     July 1, 2000     June 30, 2001     July 1, 2000
                                 -------------     ------------     -------------     ------------

Land mobile communications         $(300,463)      $  (273,227)      $  (935,543)     $  (952,339)
Marine communications               (362,507)         (150,390)         (970,351)        (515,708)
Marine instrumentation               (98,685)           20,105          (201,631)          (1,841)
Narrowband operations                (67,511)          (52,123)         (203,171)        (127,465)
All other                            (54,389)          (44,841)         (231,759)        (170,358)
                                   --------------------------------------------------------------
Total consolidated operating
 loss                               (883,555)         (500,476)       (2,542,455)      (1,767,711)
Interest expense                      70,938           143,672           237,685          419,668
Other (income), net                 (300,017)          (35,891)         (418,564)         (74,963)
                                   --------------------------------------------------------------
Total consolidated net loss        $(654,476)      $  (608,257)      $(2,361,576)     $(2,112,416)
                                   ==============================================================

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year's presentation, with no impact on previously reported net loss or stockholders' equity.

7.    Australia Sales Office:

During the quarter management decided to close the small sales and service office the Company maintains through its 60% owned subsidiary located in New South Wales, Australia. The Company has accrued the estimated employee severance and corporate dissolution expenses of $30,000.

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

Results of Operations

The following table sets forth the components of sales and gross profit by product line for the quarter ended June 30, 2001 and the comparable quarter in the prior fiscal year.

         Sales                                                        Gross Profit
------------------------                                        -----------------------
June 30,        July 1,                                         June 30,        July 1,
  2001           2000                                             2001           2000
--------        -------                                         --------        -------

$140,312      $  446,302       Land Mobile Communications       $(71,270)      $ 79,449
 236,324         927,203          Marine Communications           56,163        308,685
 147,277         461,550         Marine Instrumentation           81,329        183,740
   6,351          18,040          Narrowband Operations            6,351         18,040
------------------------                                        -----------------------
$556,264      $1,853,095                  Total                 $ 72,573       $589,914
========================                                        =======================

Sales order backlogs at June 30, 2001 were as follows: Land Mobile Communications $3,458,000, Marine Communications $868,000 and Marine Instrumentation $147,000. The land mobile backlog includes orders for repeater systems and new mobile radio products, deliveries of which are expected to take place over an extended period of time. Approximately $2,276,000 of the land mobile backlog represents orders for the Company's model 604 mobile radio, deliveries of which are expected to take place over the next twelve months. Deliveries are currently hindered by inventory shortages as a result of the Company's working capital position.

The following table sets forth income and expense items as a percentage of net sales for the quarter, and the percentage change in those items from the comparable quarter in the previous two years.

Income and Expense Items as                                      Percentage
 a Percentage of Net Sales                                   Increase (Decrease)
---------------------------                                  -------------------
                                                              2000         1999
   June 30,     July 1,                                        to           to
     2001        2000                                         2001         2000
   --------     -------                                       ----         ----

     100%        100%               Net sales                 (70)%        (42)%
      87          68          Cost of products sold           (62)         (39)
      13          32               Gross profit               (88)         (48)
     172          59           Operating expenses             (12)         (21)
    (159)        (27)            Operating loss                77         (100)
     (13)         (8)           Interest expense              (51)         (14)
    (118)        (33)           Loss before taxes               8           46
    (118)%       (33)%               Net loss                   8%          46%

Net sales decreased by $1,296,831 or 70% compared to the same quarter in the prior fiscal year. Net sales of the Company's land mobile products decreased by $305,990 or 69%. Net sales of the Company's marine communications systems decreased by $664,869 or 72%. Net sales of the Company's marine instrumentation systems decreased by $314,273 or 68%. Working capital constraints have caused raw material shortages throughout the Company's product lines and contributed significantly to the decline in sales.

Land mobile revenues during the quarter were comprised primarily of mobile radios and management expects that trend will continue until Phase II license holders begin to take delivery of repeater systems. The auction of Phase II licenses concluded in October 1998 and successful bidders received their licenses in March 1999. Although the Company's land mobile order backlog continues to grow, customers have been slow to take delivery of new repeater systems. Orders for the model 604 radio are very strong, and management expects the current backlog of approximately 5500 units to be delivered over the next twelve months year. Management continues to believe that the build-out of Phase II licenses will provide an opportunity for significant revenue growth in the narrowband product line.

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

Revenues from narrowband operations were $6,351 during the current quarter. Narrowband revenues are derived from the Company's share of SMR operations at those sites where the Company owns or has an ownership interest in the license and/or base station equipment. Prior to the first quarter of fiscal 2000, revenues were insignificant or collection was uncertain so revenue recognition was deferred. During the first quarter of fiscal 2000, management determined that certain revenues attributable to operations from early 1997 through part of 1999 were due and collectible so they were billed and recognized. Ongoing revenues of this type will be recognized at such time as the amounts and collectibility can be reasonably estimated.

Gross profit was $72,573 (13% of net sales), as compared to $589,914 (32% of net sales) in the same quarter last year, a decrease of $573,341 or 88%. The gross profit on land mobile products was $(71,270) (-51% of such sales), as compared to $79,449 (18% of such sales) in the same quarter last year, a decrease of $150,719. Land mobile gross profit margin was low because sales were comprised primarily of mobile radios as compared to more profitable repeaters. Margins should improve as higher volume shipments decrease unit costs on products manufactured offshore. The market for communications products is very competitive and pressure on selling prices for mobile radios is expected to keep margins low. We project that land mobile margins will improve when shipments of base station products resume as a result of Phase II licensees constructing new operating sites.

The gross profit on marine communications systems was $56,163 (21% of such sales), as compared to $308,685 (33% of such sales) in the same quarter last year, a decrease of $252,522 or 82%. Gross margin percentages were lower due to a less favorable product mix and higher costs attributable to lower production rates.

The gross profit on marine instrumentation systems was $81,329 (55% of such sales), as compared to $183,740 (40% of such sales) in the same quarter last year, a decrease of $102,411 or 56%. Improvement in gross margin rates was due to a more favorable product mix.

Operating expenses were $956,128 (172% of net sales), as compared to $1,090,390 (59% of net sales) in the same quarter last year, a decrease of $134,262 or 12%. Operating expenses were lower than last year, but constituted a larger percentage of significantly lower net sales. Engineering expenses decreased $72,578 or 22%. Engineering wage expense and outside engineering services related to new product development were lower. Total selling expenses declined $163,079 or 38%. Expenses such as commissions and warranty provisions which are tied closely to sales declined with the overall decrease in revenues. Marketing department wages, outside consulting and product royalty expense also declined. Administrative expenses increased $97,696 or 37%. Administrative expense for the quarter includes approximately $138,000 in stock incentive compensation (related to the April 2001 wage concessions), otherwise administrative expenses declined approximately $38,000. Narrowband expenses are comprised primarily of site rental and depreciation and were comparable to the same period last year.

Interest expense decreased $72,734 or 51% from the same quarter last year, due primarily to lower average senior and subordinated debt balances. Common stock warrants are typically issued in connection with the extension of the Company's subordinated debt. The fair value of common stock warrants is charged to interest expense over the term of the extension.

Other income, net, for the current quarter was $300,017 compared to $35,891 in the comparable quarter last year. Other income increased significantly as a result of an account adjustment made by one of the Company's trade suppliers. Both the current and previous year's quarter also included revenue from non-recurring engineering services.

Income taxes were zero for 2001 and 2000 because the Company fully reserves its deferred tax asset.

Liquidity and Capital Resources

On June 30, 2001, the Company's principal sources of liquidity consisted of approximately $6,000 in cash and equivalents. Net cash used in operating activities for the nine months ended June 30, 2001 was $1,307,539, an increase of $1,721,143 from net cash provided by operating activities for the same period in the prior year. Net cash provided by financing activities was $1,111,261, the source of which was new borrowings and sales of common stock. At June 30, 2001 the sales order backlog stood at $4,473,000. Of the total June 30, 2001 backlog, land mobile products represented $3,458,000, marine communications products represented $868,000 and marine instrumentation products represented $147,000.

On November 1, 2000 the Company entered into an agreement for a variable line of credit for up to $1,000,000 with interest payable monthly at 9.0% over prime (15.75% at June 30, 2001). The agreement provides for advances based on accounts receivable balances. At June 30, 2001 the balance outstanding on the line was $83,185, the maximum amount available at that time. The line is collateralized by all of the Company's assets.

Losses incurred by the Company in recent years are primarily attributable to maintaining land mobile engineering, manufacturing and marketing capabilities despite significantly reduced revenues in this product line. We believe that the FCC's 1999 issuance of Phase II licenses will result in increased demand for the Company's land mobile products. Increased demand is reflected in the Company's land mobile order backlog which has increased from $2,592,000 at

July 1, 2000 to $3,458,000 at June 30, 2001. The recovery of land mobile revenues is currently being hindered by product shortages due to the Company's working capital constraints.

In the event that land mobile revenues do not meet expectations, management has a plan for significantly reducing land mobile related operating expenses. The Company may elect to raise capital by selling 220 MHz licenses and repeater equipment owned by its subsidiary, Narrowband Network Systems, Inc. During the year ended September 30, 2000 the Company entered into agreements to sell equipment and licenses for an aggregate selling price of $568,000.

During April 2001 the Company made workforce reductions and instituted employee wage concessions that reduced cash payroll and related expenses by approximately $100,000 per month. As part of the plan, employees were asked to make wage concessions for a ten-week period, in exchange for future compensation payable in both cash and Company stock options. The estimated cost of the cash and stock incentives as of June 30, 2001 is $184,000 and $138,000, respectively, and was expensed during the quarter. The cash portion of the incentive is payable when the Company has the ability to do so.

Losses have increased as a result of significantly reduced revenues due to inventory shortages. Inventory shortages were caused by working capital constraints, primarily due to reductions in bank credit facilities during fiscal 2000. During November 2000 the Company entered into a new senior revolving credit agreement with an asset based lender.

During September 2000 the Company commenced a $3,750,000 private placement common stock offering. That offering was concluded in March 2001 with proceeds of $3,371,000. In April 2001 the Company announced the commencement of a $1,000,000 private placement common stock offering. The $1,000,000 private placement was canceled when the Company signed a letter of intent to sell $6,000,000 in equity to High Desert Partners LLP ("HDP") in June 2001. HDP failed to meet the extended funding commitment date of July 31, 2001 and there can be no assurance that the Company will sell the securities offered or raise the total estimated proceeds.

In order to operate at a profit the Company will need to increase sales revenues. The Company must raise additional funding to be used to increase inventory and production levels to sustainable levels. The Company is currently evaluating market conditions with respect to raising additional capital through debt and/or equity financing. No such funding is committed at this time, and there is no assurance that the Company will be able to obtain additional financing on acceptable terms. Management is also considering merging with another entity.

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

10.4 Datamarine International, Inc. 2000 Employee Stock Purchase Plan, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

10.5 Datamarine International, Inc. 2001 Stock Incentive Plan, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2001. Form 8-K dated April 10, 2001. Letter of intent to acquire 220 MHz systems.

         Form 8-K dated June 21, 2001. Letter of intent to make equity private placement.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Datamarine International, Inc.
                                          (Registrant)

Date: August 20, 2001               /s/ JAN KALLSHIAN
      ---------------               -----------------------------------
                                    Jan Kallshian
                                    Chief Financial Officer